Form 10-Q
period 2016-09-30
Community Savings Bancorp, Inc.
filed 2016-12-29
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 333-213561

COMMUNITY SAVINGS BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	81-3840964
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

425 Main Street
Caldwell, Ohio	43724
(Address of principal	(Zip Code)
executive office)

(740) 732-5678

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐       No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No  ☒

As of December 27, 2016, the latest practicable date, no shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings

Condensed Balance Sheets

September 30, 2016 and June 30, 2016

(In thousands)

	September 30,	June 30,
	2016	2016

Assets

Cash and due from banks	$2,401	$1,969
Interest-earning demand deposits in other financial institutions	1,676	1,215

Cash and cash equivalents	4,077	3,184

Interest-earning time deposits in other financial institutions	4,570	5,567
Investment securities available-for-sale, at fair value	10,612	11,097
Other investment securities	940	940
Loans	32,446	32,882
Less: allowance for loan losses	(253)	(253)
Loans, net	32,193	32,629
Premises and equipment, net	442	452
Foreclosed assets, net	23	34
Accrued interest receivable	174	185
Other assets	575	191

Total assets	$53,606	$54,279

Liabilities and Equity

Liabilities
Deposits
Demand	$10,231	$9,058
Savings and money market	22,233	23,127
Time	7,816	7,917

Total deposits	40,280	40,102

Federal Home Loan Bank advances	6,200	7,250
Payments by borrowers for taxes and insurance	133	82
Other liabilities	328	190

Total liabilities	46,941	47,624

Equity
Retained earnings	6,571	6,567
Accumulated other comprehensive income	94	88

Total equity	6,665	6,655

Total liabilities and equity	$53,606	$54,279

See Notes to Condensed Financial Statements

Community Savings

Condensed Statements of Income

For the Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,
	2016	2015
Interest Income
Loans, including fees	$356	$339
Taxable securities	33	59
Tax exempt securities	18	13
Interest-bearing deposits	32	34

Total interest income	439	445

Interest Expense
Deposits	30	39
Federal Home Loan Bank advances	22	16

Total interest expense	52	55

Net Interest Income	387	390

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	387	390

Noninterest Income
Service charges and fees	65	83
Gain (loss) on sale of foreclosed assets, net	29	(1)
Gain on sale of branch offices	-	810
Other income	5	1

Total noninterest income	99	893

Noninterest Expense
Salaries, employee benefits, and directors fees	200	205
Occupancy and equipment	25	47
Data processing	62	115
Correspondent bank service charges	47	56
Franchise taxes	12	12
FDIC insurance premiums	8	24
Professional services	60	57
Advertising	3	5
Office supplies	18	22
Other expense	49	75

Total noninterest expense	484	618

Income Before Federal Income Tax	2	665

Federal Income Tax Expense (Benefit)	(2)	37

Net Income	$4	$628

See Notes to Condensed Financial Statements

4

Community Savings

Condensed Statements of Comprehensive Income

For the Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,
	2016	2015

Net income	$4	$628

Other comprehensive income:
Unrealized holding gains on securities available for sale	9	176

Tax effect	(3)	(60)

Total other comprehensive income	6	116

Comprehensive income	$10	$744

See Notes to Condensed Financial Statements

Community Savings

Condensed Statements of Changes in Equity

For the Three Months Ended September 30, 2016 and 2015

(In thousands)

		Accumulated
		Other
	Retained	Comprehensive	Total
	Earnings	Income (Loss)	Equity

Balance at July 1, 2015	$5,888	$(110)	$5,778

Net income for the three months ended September 30, 2015	628	-	628

Other comprehensive income	-	116	116

Balance at September 30, 2015	$6,516	$6	$6,522

Balance at July 1, 2016	$6,567	$88	$6,655

Net income for the three months ended September 30, 2016	4	-	4

Other comprehensive income	-	6	6

Balance at September 30, 2016	$6,571	$94	$6,665

See Notes to Condensed Financial Statements

Community Savings

Condensed Statements of Cash Flows

Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$4	$628
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17	20
Deferred income tax expense	(5)	34
Amortization of premiums and discounts, net	55	58
(Gain) loss on sale of foreclosed assets	(29)	1
Impairment loss on foreclosed assets	-	26
Gain on sale of branch offices	-	(810)
Net changes in:
Accrued interest receivable	11	23
Other assets	(384)	199
Other liabilities	140	(190)

Net cash from operating activities	(191)	(11)

Cash Flows from Investing Activities
Net change in interest-earning time deposits	998	-
Purchases of available-for-sale securities	(1,507)	-
Proceeds from maturities of available-for-sale securities	1,960	784
Purchase of loans	-	(566)
Net change in loans	421	(396)
Purchase of premises and equipment	(7)	(12)
Proceeds from sale of foreclosed assets	40	17
Cash paid in sale of branch offices	-	(12,568)

Net cash from investing activities	1,905	(12,741)

Cash Flows from Financing Activities
Net change in deposits	178	(1,433)
Proceeds from Federal Home Loan Bank advances	3,700	8,750
Repayment of Federal Home Loan Bank advances	(4,750)	(2,000)
Payments by borrowers for taxes and insurance	51	70

Net cash from financing activities	(821)	5,387

Net Change in Cash and Cash Equivalents	893	(7,365)

Beginning Cash and Cash Equivalents	3,184	10,148

Ending Cash and Cash Equivalents	$4,077	$2,783

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$52	$55

Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$18

See Notes to Condensed Financial Statements

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Registrant”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Company”) following its mutual-to-stock conversion. As of September 30, 2016, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Company is included in this quarterly report. The Registrant’s registration statement on Form S-1, as amended, was declared effective as of November 14, 2016.  The completion of the conversion is subject to the satisfaction of certain conditions.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2016, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of September 30, 2016 and for the three months ended September 30, 2016 and 2015, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2016 and the results of operations and cash flows for the three months ended September 30, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and fair values of financial instruments.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$6,608	$96	$(1)	$6,703
Collateralized mortgage obligations of government sponsored entities - residential	418	14	-	432
State and political subdivisions
Taxable	1,417	18	(6)	1,429
Nontaxable	2,027	21	-	2,048

	$10,470	$149	$(7)	$10,612

June 30, 2016
U. S. Government agency bonds	$1,500	$-	$(3)	$1,497
Mortgage-backed securities of U.S. government sponsored entities - residential	5,492	81	-	5,573
Collateralized mortgage obligations of government sponsored entities - residential	515	17	-	532
State and political subdivisions
Taxable	1,425	20	(7)	1,438
Nontaxable	2,032	25	-	2,057

	$10,964	$143	$(10)	$11,097

Community Savings

Notes to Condensed Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)

Within one year	$-	$-
One to five years	1,148	1,166
Five to ten years	285	286
Beyond ten years	2,011	2,025
	3,444	3,477

Mortgage-backed securities of U.S. government sponsored entities - residential	6,608	6,703
Collateralized mortgage obligations government sponsored entities - residential	418	432

Totals	$10,470	$10,612

The Company had no sales of investment securities during the three-month periods ended September 30, 2016 and 2015.

The Company had pledged certain of its investment securities with a carrying value of $3.3 million at both September 30, 2016 and June 30, 2016, and $200,000 of interest-earning demand deposits and $110,000 of interest-earning time deposits at both September 30, 2016 and June 30, 2016, to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both September 30, 2016 and June 30, 2016.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and June 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. sponsored entities - residential	$650	$(1)	$-	$-	$650	$(1)
State and political subdivisions
Taxable	-	-	263	(6)	263	(6)

	$650	$(1)	$263	$(6)	$913	$(7)

June 30, 2016
Available-for-sale Securities:
U. S. Government agency bonds	$-	$-	$997	$(3)	$997	$(3)
State and political subdivisions
Taxable	-	-	263	(7)	263	(7)

	$-	$-	$1,260	$(10)	$1,260	$(10)

Other-than-temporary Impairment

At September 30, 2016 and June 30, 2016, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016 and June 30, 2016.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2016 and June 30, 2016 include:

	September 30,	June 30,
	2016	2016
	(In thousands)
Real estate
One- to four-family residential	$23,227	$23,065
Home equity lines of credit	3,252	3,312
Commercial and multi-family	1,463	1,641
Consumer and other	4,503	4,863

Total loans	32,445	32,881

Net deferred loan costs	1	1
Allowance for loan losses	(253)	(253)

Net loans	$32,193	$32,629

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate and Home Equity Lines of Credit

Residential mortgage loans and home equity lines of credit are secured by one-to four-family residences and are comprised of owner-occupied and non-owner-occupied loans. Construction real estate loans (immaterial for the periods presented) are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values or residential properties. Risk is mitigated by the fact that loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-family Residential Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than one-to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of

Community Savings

Notes to Condensed Financial Statements (unaudited)

the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s real estate portfolio are diverse, but with geographic location almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.

Consumer Loans

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016 and the recorded investment in loans and impairment method as of September 30, 2016:

	September 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	-	-	(1)	(1)	2	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2016	$161	$22	$9	$23	$38	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$152	$22	$9	$23	$38	$244

Loans:
Ending balance	$23,227	$3,252	$1,463	$4,503		$32,445

Ending balance; individually evaluated for impairment	$405	$13	$-	$-		$418

Ending balance; collectively evaluated for impairment	$22,822	$3,239	$1,463	$4,503		$32,027

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2015:

	September 30, 2015
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2015	$154	$21	$3	$8	$102	$288
Provision for loan losses	19	(2)	3	1	(21)	-
Charge-offs	(13)	-	-	-	-	(13)
Recoveries	-	-	-	-	-	-

Balance, September 30, 2015	$160	$19	$6	$9	$81	$275

The following table presents the recorded investment in loans and impairment method as of June 30, 2016:

	June 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$10	$-	$-	$-	$-	$10

Ending balance, collectively evaluated for impairment	$151	$22	$10	$24	$36	$243

Loans:
Ending balance	$23,065	$3,312	$1,641	$4,863		$32,881

Ending balance; individually evaluated for impairment	$406	$14	$-	$-		$420

Ending balance; collectively evaluated for impairment	$22,659	$3,298	$1,641	$4,863		$32,461

Community Savings

Notes to Condensed Financial Statements (unaudited)

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including concentrations of credit, subprime criteria, and upon delinquency of 90 days or more. Definitions are as follows:

Pass: Loans categorized as Pass are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to-four family residential real estate loans and home equity loans that are past due 90 days or more with loan to value ratios greater than 60 percent are classified as substandard.

Doubtful: These are loans with major defined weaknesses, where future charge-off of a part of the credit is highly likely. The primary repayment source is no longer viable and the viability of the secondary source of repayment is in doubt. The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed and the loan is rated “Doubtful” until the loss can be accurately estimated.

Loss: These are near term charge offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2016 and June 30, 2016:

	September 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$22,445	$3,179	$1,463	$4,503	$31,590
Special mention	-	-	-	-	-
Substandard	782	73	-	-	855
Doubtful	-	-	-	-	-

Total	$23,227	$3,252	$1,463	$4,503	$32,445

	June 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$22,258	$3,238	$1,641	$4,863	$32,000
Special mention	-	-	-	-	-
Substandard	807	74	-	-	881
Doubtful	-	-	-	-	-

Total	$23,065	$3,312	$1,641	$4,863	$32,881

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2016 and June 30, 2016:

	September 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family residential	$148	$-	$94	$242	$22,985	$23,227	$-
Home equity lines of credit	2	-	5	7	3,245	3,252	-
Commercial and multi-family	15	-	-	15	1,448	1,463	-
Consumer and other	-	-	-	-	4,503	4,503	-

Total	$165	$-	$99	$264	$32,181	$32,445	$-

	June 30, 2016
							Total Loans >
	30-59 Days	60-89 Days	Greater Than	Total		Total Loans	90 Days &
	Past Due	Past Due	90 Days	Past Due	Current	Receivable	Accruing
	(In thousands)
Real estate
1-4 family residential	$97	$97	$46	$240	$22,825	$23,065	$-
Home equity lines of credit	-	-	-	-	3,312	3,312	-
Commercial and multi-family	15	-	-	15	1,626	1,641	-
Consumer and other	-	-	-	-	4,863	4,863	-

Total	$112	$97	$46	$255	$32,626	$32,881	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of September 30, 2016 and for the three months ended September 30, 2016 and 2015:

						For the three months ended
	As of and for the three months ended September 30, 2016					September 30, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$307	$307	$-	$307	$1	$225	$1
Home equity lines of credit	13	13	-	13	-	20	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	98	100	9	98	-	108	-
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$418	$420	$9	$418	$1	$353	$1

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016:

	As of June 30, 2016
		Unpaid	Allowance for Loan
	Recorded Investment	Principal Balance	Losses Allocated
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$306	$306	$-
Home equity lines of credit	14	14	-
Commercial and multi-family	-	-	-
Consumer and other	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	100	102	10
Home equity lines of credit	-	-	-
Commercial and multi-family	-	-	-
Consumer and other	-	-	-

Totals	$420	$422	$10

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2016 and June 30, 2016. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2016	2016
	(In thousands)
Real estate
1-4 family residential	$311	$310
Home equity lines of credit	13	14
Commercial and multi-family	-	-
Consumer and other	-	-

Total nonaccrual	$324	$324

At September 30, 2016 and June 30, 2016, the Company had certain loans that were modified, in previous years, in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $92,000 at both September 30, 2016 and June 30, 2016. Troubled debt restructured loans had specific allowances totaling $7,000 at both September 30, 2016 and June 30, 2016. At September 30, 2016, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either of the three month periods ended September 30, 2016 or 2015.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2016 or 2015 that subsequently defaulted during the three-month periods ended September 30, 2016 or 2015. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 4:	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of leverage capital to adjusted average total assets (as defined).

Management believes, as of September 30, 2016 and June 30, 2016, that the Company meets all capital adequacy requirements to which it is subject.

Basel III was effective for the Company on January 1, 2015. Basel III requires the Company to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Company must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Company elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of September 30, 2016 and June 30, 2016, the most recent notification categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total capital, Tier I capital, common equity Tier 1 capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

Community Savings

Notes to Condensed Financial Statements (unaudited)

The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016
Total Capital
(to Risk-Weighted Assets)	$6,824	27.6%	$1,978	8.0%	$2,473	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$6,571	26.6%	$1,484	6.0%	$1,978	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$6,571	26.6%	$1,113	4.5%	$1,607	6.5%

Leverage Capital
(to Adjusted Average Total Assets)	$6,571	12.3%	$2,142	4.0%	$2,677	5.0%

As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$6,820	27.7%	$1,969	8.0%	$2,462	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$6,567	26.7%	$1,477	6.0%	$1,969	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)	$6,567	26.7%	$1,108	4.5%	$1,600	6.5%

Leverage Capital
(to Adjusted Average Total Assets)	$6,567	11.9%	$2,205	4.0%	$2,756	5.0%

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2	Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016:

Community Savings

Notes to Condensed Financial Statements (unaudited)

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2016
Mortgage-backed securities of U.S. of government sponsored entities - residential	$6,703	$-	$6,703	$-
Collateralized mortgage obligations of government sponsored entities - residential	432	-	432	-
State and politacal subdivisions:
Taxable	1,429	-	1,429	-
Nontaxable	2,048	-	2,048	-

	$10,612	$-	$10,612	$-

June 30, 2016
U. S. Government agency bonds	$1,497	$-	$1,497	$-
Mortgage-backed securities of U.S. of government sponsored entities - residential	5,573	-	5,573	-
Collateralized mortgage obligations of government sponsored entities - residential	532	-	532	-
State and politacal subdivisions:
Taxable	1,438	-	1,438	-
Nontaxable	2,057	-	2,057	-

	$11,097	$-	$11,097	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the periods ended September 30, 2016 and 2015.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flow. Such securities are classified within Level 2 of the valuation hierarchy.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Nonrecurring Measurements

The Company had no assets measured at fair value on a non-recurring basis that were revalued during the period ended September 30, 2016. The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2016
Impaired loans
Real estate
One-to four- family residential	$90	$-	$-	$90

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
June 30, 2016
Impaired loans (collateral dependent) - residential real estate	$90	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings

Notes to Condensed Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and June 30, 2016.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2016
Financial assets
Cash and cash equivalents	$4,077	$4,077	$-	$-	$4,077
Interest-earning time deposits	4,570	4,570	-	-	4,570
Other investment securities	940	-	-	940	940
Loans,net	32,193	-	-	34,036	34,036
Accrued interest receivable	174	-	174	-	174
Financial liabilities
Deposits	40,280	32,464	7,811	-	40,275
Federal Home Loan Bank advances	6,200	-	6,258	-	6,258
Payments by borrowers for taxes and insurance	133	-	133	-	133

June 30, 2016
Financial assets
Cash and cash equivalents	$3,184	$3,184	$-	$-	$3,184
Interest-earning time deposits	5,567	5,567	-	-	5,567
Other investment securities	940	-	-	940	940
Loans,net	32,629	-	-	34,368	34,368
Accrued interest receivable	185	-	185	-	185
Financial liabilities
Deposits	40,102	32,185	7,932	-	40,117
Federal Home Loan Bank advances	7,250	-	7,316	-	7,316
Payments by borrowers for taxes and insurance	82	-	82	-	82

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest-earning Time Deposits

The carrying amount of cash, short-term instruments and time deposits approximate fair value and are classified as Level 1.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Other Investment Securities

Due to restrictions placed on their transferability, the FHLB and COCC stock are carried at cost, which approximates fair value based on redemption provisions resulting in a Level 3 classification.

Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value of collateral as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value, resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Federal Home Loan Bank Advances

The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Payments by Borrowers for Taxes and Insurance

The fair value of escrow accounts is estimated to approximate the carrying amount resulting in a Level 2 classification.

Off Balance Sheet Instruments

Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Community Savings

Notes to Condensed Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
	(In thousands)

Beginning balance	$88	$(110)

Other comprehensive income before reclassification	9	176

Tax effect	(3)	(60)

Net current period other comprehensive income	6	116

Ending balance	$94	$6

There were no material items reclassified from accumulated other comprehensive loss to the statement of operations for the three-month periods ended September 30, 2016 and 2015.

Note 7:	Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Company’s financial statements.

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price

Community Savings

Notes to Condensed Financial Statements (unaudited)

notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-02, Leases. In February 2016 the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing.

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented

Community Savings

Notes to Condensed Financial Statements (unaudited)

in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-13 Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

Note 8:	Plan of Conversion and Change in Corporate Form

On August 25, 2016, the Board of Directors of the Company adopted a plan of conversion (Plan). The Plan is subject to the approval of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Company at a special meeting. The Plan sets forth that the Company proposes to convert into a stock savings bank structure with the establishment of a stock holding company (Community Savings Bancorp, Inc.), as parent of the Company. The Company will convert to the stock form of ownership, followed by the issuance of all of the Company’s outstanding stock to Community Savings Bancorp, Inc. Pursuant to the Plan, the Company will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Company’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 8% of the common stock sold in the offering. Community Savings Bancorp, Inc. is organized as a corporation under the laws of the State of Maryland and will own all of the outstanding common stock of the Company upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Company had incurred deferred conversion costs totaling $368,000 as of September 30, 2016.

At the completion of the conversion to stock form, the Company will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Company after conversion.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2016 and results of operations for the three months ended September 30, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on

Form 10-Q.

Forward-Looking Statements

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions. These forward-looking statements include: statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services; and (9) other risk factors set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission, including those described in “Risk Factors” within the Company’s Form S-1.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 13 of the Financial Statements “– Disclosures About Fair Value of Assets and Liabilities,” included in the Registrant’s S-1 filing.

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Total Assets. Total assets decreased $673,000, or 1.2%, to $53.6 million at September 30, 2016 from $54.3 million at June 30, 2016. The decrease was due primarily to decreases in interest-earning time deposits in other financial institutions, available-for-sale securities, and net loans, offset in part by increases in cash and cash equivalents and deferred conversion costs in other assets.

Cash and Cash Equivalents. Cash and cash equivalents increased $893,000, or 28.0%, to $4.1 million at September 30, 2016 from $3.2 million at June 30, 2016. The increase in cash and cash equivalents was primarily due to funds retained from maturities of interest-earning time deposits in other financial institutions and available-for-sale securities.

Interest-earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions decreased $997,000, or 17.9%, to $4.6 million at September 30, 2016 from $5.6 million at June 30, 2016. The decrease was due to maturities of these deposits during the period.

Securities available-for-sale. Investments in securities available-for-sale decreased $485,000, or 4.4%, to $10.6 million at September 30, 2016 from $11.1 million at June 30, 2016. The decrease in securities available-for-sale was primarily due to maturities of $1.5 million and principal repayments on mortgage-backed securities totaling $460,000, partially offset by purchases of $1.4 million. Net proceeds from maturities of securities, as well as maturities of interest-earning time deposits in other financial institutions, were used in part to fund repayments of Federal Home Loan Bank advances and held in cash and cash equivalents.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Loans. Net loans decreased $436,000, or 1.3%, to $32.2 million at September 30, 2016 from $32.6 million at June 30, 2016. The decrease in net loans was due primarily to a decrease of $360,000, or 7.4%, in consumer loans to $4.5 million at September 30, 2016 from $4.9 million at June 30, 2016, and a decrease of $178,000, or 10.8%, in commercial real estate and multifamily loans, to $1.5 million at September 30, 2016 from $1.6 million at June 30, 2016. Partially offsetting these decreases, one-to four-family residential real estate loans increased $162,000, or 0.7%, during the three months ended September 30, 2016. Loans originated during the three months ended September 30, 2016 totaled $1.5 million, of which $1.4 million were loans secured by one-to four-family residential real estate.

Other Assets. Other assets increased $384,000, or 201.0%, to $575,000 at September 30, 2016 from $191,000 at June 30, 2016. The increase was due primarily to conversion costs incurred of $368,000. These costs have been deferred and will ultimately be offset against the proceeds of the sale of common stock upon completion of the stock offering.

Deposits. Deposits increased $178,000, or 0.4%, to $40.3 million at September 30, 2016 from $40.1 million at June 30, 2016. The increase was comprised of growth in demand deposits of $1.2 million, partially offset by decreases in savings and money market accounts of $894,000 and in certificates of deposit of $101,000.

FHLB Advances. FHLB advances decreased $1.1 million, or 14.5%, to $6.2 million at September 30, 2016 from $7.3 million at June 30, 2016, as we utilized funds from maturing interest-earning time deposits in other financial institutions and investment securities available for sale to repay certain FHLB advances.

Total Equity. Total equity increased $10,000, or 0.2%, and approximated $6.7 million at September 30, 2016 and June 30, 2016. The increase resulted from net income of $4,000 and other comprehensive income of $6,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2016 and 2015

General. For the three months ended September 30, 2016, we had net income of $4,000 compared to net income of $628,000 for the three months ended September 30, 2015, a decrease of $624,000. The decrease in net income resulted primarily from a decrease of $794,000 in noninterest income, which included an $810,000 one-time gain on sale of branch offices realized in the 2015 quarter, offset in part by a decrease of $134,000 in noninterest expense and a decrease of $39,000 in federal income tax.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$32,691	$356	4.36%	$29,531	$339	4.59%
Investment securities	10,714	51	1.90%	16,089	72	1.79%
Other interest-earning assets (1)	7,343	32	1.74%	9,774	34	1.39%
Total interest-earning assets	50,748	439	3.46%	55,394	445	3.21%
Noninterest-earning assets	2,980			3,905
Allowance for loan losses	(253)			(258)
Total assets	$53,475			$59,041

Interest-bearing liabilities:
Demand accounts	$2,590	1	0.15%	$2,789	1	0.14%
Savings and money market accounts	22,121	15	0.27%	26,203	19	0.29%
Certificates of deposit	7,874	14	0.71%	9,352	19	0.81%
Total deposits	32,585	30	0.37%	38,344	39	0.41%
FHLB advances	6,543	22	1.34%	5,571	16	1.15%
Total interest-bearing liabilities	39,128	52	0.53%	43,915	55	0.50%
Noninterest-bearing liabilities	7,682			8,785
Total liabilities	46,810			52,700
Equity	6,665			6,341
Total liabilities and equity	$53,475			$59,041

Net interest income		$387			$390
Net interest rate spread (2)			2.93%			2.71%
Net interest-earning assets (3)	$11,620			$11,479
Net interest margin (4)			3.05%			2.82%
Average interest-earning assets to interest-bearing liabilities	129.70%			126.14%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $6,000, or 1.3%, to $439,000 for the three months ended September 30, 2016 from $445,000 for the three months ended September 30, 2015. The decrease resulted primarily from a $21,000 decrease in interest on investment securities offset in part by a $17,000 increase in interest on loans receivable. The average balance of investment securities decreased $5.4 million, or 33.4%, to $10.7 million during the three months ended September 30, 2016 from $16.1 million during the three months ended September 30, 2015, and the average yield on investment securities increased 11 basis points to 1.90% for the 2016 period from 1.79% for the 2015 period. The average balance of loans receivable increased $3.2 million, or 10.7%, to $32.7 million during the three months ended September 30, 2016 from $29.5 million during the three months ended September 30, 2015, but the average yield on loans decreased 23 basis points to 4.36% during the three months ended September 30, 2016 from 4.59% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $3,000, or 5.5%, to $52,000 for the three months ended September 30, 2016 from $55,000 for the three months ended September 30, 2015. Interest expense on deposits decreased $9,000, or 23.1%, to $30,000 for the three months ended September 30, 2016 from $39,000 for the three months ended September 30, 2015. The decrease was primarily due to a decrease of $5.7 million, or 14.9%, in the average balance of interest-bearing deposits, resulting primarily from our branch sales in July 2015, to $32.6 million for the three month period in 2016 from $38.3 million for the comparable period in 2015, and a decrease of four basis points in the average cost of interest-bearing deposits to 0.37% for the three months ended September 30, 2016 from 0.41% for the three months ended September 30, 2015, reflecting the declining interest rate environment. Interest expense on borrowings increased $6,000 to $22,000 for the three months ended September 30, 2016 from $16,000 for the three months ended September 30, 2015. The average balance of FHLB advances increased $972,000 to $6.5 million for the three months ended September 30, 2016 from $5.6 million for the three months ended September 30, 2015, while the average cost of these advances increased 19 basis points to 1.34% from 1.15% period-to-period.

Net Interest Income. Net interest income decreased $3,000, or 0.8%, to $387,000 for the three months ended September 30, 2016 from $390,000 for the three months ended September 30, 2015. Our net interest rate spread increased to 2.93% for the three months ended September 30, 2016 from 2.71% for the three months ended September 30, 2015, and our net interest margin increased to 3.05% for the three months ended September 30, 2016 from 2.82% for the comparable three-month period in 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended September 30, 2016 or 2015. The allowance for loan losses was $253,000, or 0.78% of total loans, at September 30, 2016, compared to $275,000, or 0.91% of total loans, at September 30, 2015. Total nonperforming loans were $324,000 at September 30, 2016, compared to $272,000 at September 30, 2015. Classified (substandard, doubtful and loss) loans were $855,000 at September 30, 2016, compared to $844,000 at September 30, 2015, and total loans past due greater than 30 days were $264,000 and $291,000 at September 30, 2016 and 2015, respectively. The Bank had no net charge-offs during either of the three months ended September 30, 2016 and 2015. As a percentage of nonperforming loans, the allowance for loan losses was 78.1% at September 30, 2016 compared to 101.1% at September 30, 2015.

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $794,000, or 88.9%, to $99,000 for the three months ended September 30, 2016 from $893,000 for the three months ended September 30, 2015. The decrease was primarily due to an $810,000 one-time gain on sale of branch offices in July 2015 realized during the three months ended September 30, 2015. Additionally, service charges and fees decreased $18,000 to $65,000 during the three months ended September 30, 2016 compared to the same period in 2015, which resulted from the loss of customers at our former branch offices following the July 2015 sale. These decreases were partially offset by a gain of $29,000 on sale of foreclosed assets in the three months ended September 30, 2016, compared to a loss on sale of $1,000 in the 2015 quarter.

Noninterest Expense. Noninterest expense decreased $134,000, or 21.7%, to $484,000 for the three months ended September 30, 2016 compared to $618,000 for the three months ended September 30, 2015. Occupancy and equipment decreased $22,000, or 46.8%, to $25,000 during the three months ended September 30, 2016 from $47,000 during the three months ended September 30, 2015. Similarly, our data processing, correspondent bank service charges, and FDIC insurance premiums all decreased period-to-period resulting from cost savings from our branch sales in July 2015.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders. Additionally, we intend to withdraw from our multiple-employer defined benefit plan following completion of the conversion and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $2,000 for the three months ended September 30, 2016, a decrease of $39,000 from the $37,000 expense recognized during the three months ended September 30, 2015. The decrease resulted from a decline in pre-tax income of $663,000 during the three months ended September 30, 2016 compared to the same period in 2015.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from sale of loans and advances from the FHLB-Cincinnati. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $191,000

Community Savings

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and $11,000 for the three months ended September 30, 2016 and 2015, respectively. Net cash provided by (used in) investing activities was $1.9 million and $(12.7 million) for the three months ended September 30, 2016 and 2015, respectively. The change in cash flows in investing activities resulted primarily from the sale of two branch offices in July 2015 which resulted in cash paid of $12.6 million during the three months ended September 30, 2015. Cash provided by (used in) financing activities was $(821,000) and $5.4 million in the three months ended September 30, 2016 and 2015, respectively.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At September 30, 2016, we had outstanding commitments to originate loans of $50,000, commitments under undisbursed construction loans of $442,000 and commitments under home equity lines of credit of $2.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $4.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment and a branch location, and agreements with respect to borrowed funds and deposit liabilities.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Registrant’s management, including our Chief Executive Officer and Principal Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective.

(b)	Changes in internal controls.

There has been no change made in the Registrant’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Community Savings Bancorp, Inc.

Part II

Other Information

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.

3.2	Bylaws of Community Savings Bancorp, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	December 29, 2016	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	December 29, 2016	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.	Incorporated by reference to Registrant's Form S-1 filed on September 10, 2016, Exhibit 3.1 (File No. 333-213561).

3.2	Bylaws of Community Savings Bancorp, Inc.	Incorporated by reference to Registrant's Form S-1 filed on September 10, 2016, Exhibit 3.1 (File No. 333-213561).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

