Form 10-Q
period 2016-12-31
Community Savings Bancorp, Inc.
filed 2017-02-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 000-55732

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

Yes ☐                No  ☒

As of February 12, 2017, the latest practicable date, 441,290 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

EXPLANATORY NOTE

Community Savings Bancorp, Inc., a Maryland corporation (the “Company” or the “Registrant”), was formed on August 24, 2016 to serve as the savings and loan holding company for Community Savings (the “Bank”) as part of the Bank’s mutual-to-stock conversion. As of December 31, 2016, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Condensed Balance Sheets

December 31, 2016 and June 30, 2016

(In thousands)

	December 31,	June 30,
	2016	2016
	(Unaudited)
Assets

Cash and due from banks	$5,612	$1,969
Interest-earning demand deposits in other financial institutions	2,141	1,215

Cash and cash equivalents	7,753	3,184

Interest-earning time deposits in other financial institutions	4,827	5,567
Investment securities available-for-sale, at fair value	9,952	11,097
Other investment securities	940	940
Loans	32,691	32,882
Less: allowance for loan losses	(253)	(253)
Loans, net	32,438	32,629
Premises and equipment, net	454	452
Foreclosed assets, net	21	34
Accrued interest receivable	179	185
Other assets	911	191

Total assets	$57,475	$54,279

Liabilities and Equity

Liabilities
Deposits
Demand	$8,655	$9,058
Savings and money market	23,974	23,127
Time	8,082	7,917

Total deposits	40,711	40,102

Federal Home Loan Bank advances	6,200	7,250
Stock subscription proceeds in escrow	3,572	-
Payments by borrowers for taxes and insurance	207	82
Other liabilities	331	190

Total liabilities	51,021	47,624

Equity
Retained earnings	6,517	6,567
Accumulated other comprehensive income (loss)	(63)	88

Total equity	6,454	6,655

Total liabilities and equity	$57,475	$54,279

See Notes to Condensed Financial Statements

Community Savings Bancorp, Inc.

Condensed Statements of Operations

For the Three and Six Months Ended December 31, 2016 and 2015

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)
Interest Income
Loans, including fees	$353	$351	$709	$690
Taxable securities	41	52	74	111
Tax exempt securities	10	22	28	35
Interest-bearing deposits	29	33	61	67

Total interest income	433	458	872	903

Interest Expense
Deposits	32	33	62	72
Federal Home Loan Bank advances	22	19	44	35

Total interest expense	54	52	106	107

Net Interest Income	379	406	766	796

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	379	406	766	796

Noninterest Income
Service charges and fees	65	65	130	148
Gain on sale of foreclosed assets, net	-	2	29	1
Gain on sale of branch offices	-	-	-	810
Other operating	5	2	10	3
Total noninterest income	70	69	169	962

Noninterest Expense
Salaries, employee benefits and directors fees	205	197	405	402
Occupancy and equipment	25	24	50	71
Data processing	93	75	155	190
Correspondent bank service charges	71	44	118	100
Franchise taxes	9	12	21	24
FDIC insurance premiums	2	15	10	39
Professional services	32	47	92	104
Advertising	5	1	8	6
Office supplies	17	16	35	38
Other	63	36	112	111

Total noninterest expense	522	467	1,006	1,085

Income (Loss) Before Federal Income Taxes	(73)	8	(71)	673

Federal Income Taxes (Benefits)	(19)	(10)	(21)	27

Net Income (Loss)	$(54)	$18	$(50)	$646

See Notes to Condensed Financial Statements

Community Savings Bancorp, Inc.

Condensed Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2016 and 2015

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
	(Unaudited)

Net income (loss)	$(54)	$18	$(50)	$646

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(237)	(3)	(228)	173

Tax effect	80	1	77	(59)

Total other comprehensive income (loss)	(157)	(2)	(151)	114

Comprehensive income (loss)	$(211)	$16	$(201)	$760

See Notes to Condensed Financial Statements

Community Savings Bancorp, Inc.

Condensed Statements of Changes in Equity

For the Six Months Ended December 31, 2016 and 2015

(In thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total
	(Unaudited)

Balance at July 1, 2016	$6,567	$88	$6,655

Net loss	(50)	-	(50)

Other comprehensive loss	-	(151)	(151)

Balance at December 31, 2016	$6,517	$(63)	$6,454

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Loss	Total
	(Unaudited)

Balance at July 1, 2015	$5,888	$(110)	$5,778

Net income	646	-	646

Other comprehensive income	-	114	114

Balance at December 31, 2015	$6,534	$4	$6,538

See Notes to Condensed Financial Statements

Community Savings Bancorp, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended December 31, 2016 and 2015

(In thousands)

	Six Months Ended December 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(50)	$646
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	34	34
Deferred income tax expense	(21)	27
Amortization of premiums and discounts on securities, net	82	101
Provision for loan losses	-	-
Gain on sale of foreclosed assets	(29)	(1)
Impairment of foreclosed real estate	2	26
Gain on sale of branch offices	-	(810)
Net changes in:
Accrued interest receivable	6	32
Other assets	(688)	79
Other liabilities	207	(48)

Net cash provided by (used in) operating activities	(457)	86

Cash Flows from Investing Activities
Net change in interest-bearing deposits in other financial institutions	740	(10)
Purchase of available for sale securities	(1,507)	(656)
Proceeds from maturities of available-for-sale securities	1,500	1,670
Proceeds from the sales of available-for-sale securities	-	500
Principal repayments of available-for-sale mortgage-backed securities	841	1,170
Purchase of loans	-	(2,572)
Net change in loans	192	(73)
Purchase of premises and equipment	(36)	(15)
Proceeds from sale of foreclosed assets	40	44
Cash paid in sale of branch offices	-	(12,568)

Net cash provided by (used in) investing activities	1,770	(12,510)

Cash Flows from Financing Activities
Net change in deposits	609	(849)
Proceeds from Federal Home Loan Bank advances	1,750	6,750
Repayment of Federal Home Loan Bank advances	(2,800)	(250)
Advances by borrowers for taxes and insurance	125	137
Proceeds from stock subscriptions	3,572	-

Net cash provided by financing activities	3,256	5,788

Net Change in Cash and Cash Equivalents	4,569	(6,636)

Beginning Cash and Cash Equivalents	3,184	10,148

Ending Cash and Cash Equivalents	$7,753	$3,512

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$106	$107
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$18

See Notes to Condensed Financial Statements

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Registrant”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Company”) following its mutual-to-stock conversion. As of December 31, 2016, the stock conversion had not been completed, and as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Company is included in this quarterly report. The Registrant’s registration statement on Form S-1, as amended, was declared effective as of November 14, 2016.  The conversion was completed effective January 11, 2017.  The Company issued 441,290 shares at an offering price of $10.00 per share.

The accompanying unaudited condensed balance sheet of the Company as of June 30, 2016, which has been derived from audited financial statements, and unaudited condensed financial statements of the Company as of December 31, 2016 and for the three and six months ended December 31, 2016 and 2015, were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Registrant’s Form S-1. Reference is made to the accounting policies of the Company described in the Notes to the Financial Statements contained in the Form S-1.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2016 and the results of operations and cash flows for the three and six months ended December 31, 2016 and 2015. All interim amounts have not been audited and the results of operations for the three and six months ended December 31, 2016, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$6,239	$28	$(81)	$6,186
Collateralized mortgage obligations of government sponsored entities - residential	376	7	(2)	381
State and political subdivisions
Taxable	1,409	10	(13)	1,406
Nontaxable	2,023	2	(46)	1,979

	$10,047	$47	$(142)	$9,952

June 30, 2016
U. S. Government agency bonds	$1,500	$-	$(3)	$1,497
Mortgage-backed securities of U.S. government sponsored entities - residential	5,492	81	-	5,573
Collateralized mortgage obligations of government sponsored entities - residential	515	17	-	532
State and political subdivisions
Taxable	1,425	20	(7)	1,438
Nontaxable	2,032	25	-	2,057

	$10,964	$143	$(10)	$11,097

The amortized cost and fair value of available-for-sale securities at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$-	$-
One to five years	1,142	1,150
Five to ten years	285	285
Beyond ten years	2,005	1,950
	3,432	3,385

Mortgage-backed securities of U.S. government sponsored entities - residential	6,239	6,186
Collateralized mortgage obligations of government sponsored entities - residential	376	381

	$10,047	$9,952

The Company had no sales of investment securities during the three and six-month periods ended December 31, 2016. The Company had gross proceeds of $500,000 from the sale of investment securities resulting in no gain or loss during the three and six-month periods ended December 31, 2015.

The Company had pledged $3.2 million and $3.3 million of its investment securities at December 31, 2016 and June 30, 2016, respectively.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and June 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2016
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,308	$(81)	$-	$-	$4,308	$(81)
Collateralized mortgage obligations of government sponsored entities - residential	186	(2)	-	-	186	(2)
State and political subdivisions
Taxable	-	-	255	(13)	255	(13)
Nontaxable	1,189	(46)	-	-	1,189	(46)

	$5,683	$(129)	$255	$(13)	$5,938	$(142)
June 30, 2016
Available-for-sale Securities:
U. S. Government agency bonds	$-	$-	$997	$(3)	$997	$(3)
State and political subdivisions
Taxable	-	-	263	(7)	263	(7)
	$-	$-	$1,260	$(10)	$1,260	$(10)

Other-than-temporary Impairment

At December 31, 2016 and June 30, 2016, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016 and June 30, 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at December 31, 2016 and June 30, 2016 include:

	December 31,	June 30,
	2016	2016
	(In thousands)
Real estate loans
One- to four-family residential	$23,432	$23,066
Home equity lines of credit	3,254	3,312
Commercial and multi-family	1,725	1,641
Consumer and other	4,280	4,863

Total loans	32,691	32,882

Allowance for loan losses	(253)	(253)

Net loans	$32,438	$32,629

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Multi-family Residential Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than one-to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2016 and the recorded investment in loans and impairment method as of December 31, 2016:

	December 31, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2016
Allowance for loan losses:
Balance, October 1, 2016	$161	$22	$9	$23	38	$253
Provision for loan losses	4	-	-	(1)	(3)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2016	$165	$22	$9	$22	$35	$253

Six Months Ended December 31, 2016
Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	4	-	(1)	(2)	(1)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2016	$165	$22	$9	$22	$35	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$11	$-	$-	$-	$-	$11

Ending balance, collectively evaluated for impairment	$154	$22	$9	$22	$35	$242

Loans:
Ending balance	$23,432	$3,254	$1,725	$4,280		$32,691

Ending balance; individually evaluated for impairment	$395	$19	$-	$-		$414

Ending balance; collectively evaluated for impairment	$23,037	$3,235	$1,725	$4,280		$32,277

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2015:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2015
Allowance for loan losses:
Balance, October 1, 2015	$160	$19	$6	$9	81	$275
Provision for loan losses	(18)	(1)	-	17	2	-
Charge-offs	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	-	-

Balance, December 31, 2015	$142	$18	$6	$18	$83	$267

Six Months Ended December 31, 2015
Allowance for loan losses:
Balance, July 1, 2015	$154	$21	$3	$8	$102	$288
Provision for loan losses	1	(3)	3	18	(19)	-
Charge-offs	(13)	-	-	(8)	-	(21)
Recoveries	-	-	-	-	-	-

Balance, December 31, 2015	$142	$18	$6	$18	$83	$267

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2016:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
June 30, 2016
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$10	$-	$-	$-	$-	$10

Ending balance, collectively evaluated for impairment	$151	$22	$10	$24	$36	$243

Loans:
Ending balance	$23,066	$3,312	$1,641	$4,863		$32,882

Ending balance; individually evaluated for impairment	$406	$14	$-	$-		$420

Ending balance; collectively evaluated for impairment	$22,660	$3,298	$1,641	$4,863		$32,462

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including credit concentrations, subprime criteria and delinquency of 90 days or more. Definitions are as follows:

Pass: These are higher quality loans that do not fit any of the other categories described below.

Special Mention: The loans identified as special mention have an obvious flaw or a potential weakness that deserves special management attention, but which has not yet impacted collectability. These flaws or weaknesses, if left uncorrected, may result in the deterioration of the prospects of repayment or the deterioration of the Company’s credit position.

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern.” When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be rated substandard when full repayment is expected, but it must come from the liquidation of collateral.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

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

Loss: These are near term charge-offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2016 and June 30, 2016:

	December 31, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$22,454	$3,206	$1,725	$4,280	$31,665
Special mention	-	-	-	-	-
Substandard	978	48	-	-	1,026
Doubtful	-	-	-	-	-

Total	$23,432	$3,254	$1,725	$4,280	$32,691

	June 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$22,259	$3,238	$1,641	$4,863	$32,001
Special mention	-	-	-	-	-
Substandard	807	74	-	-	881
Doubtful	-	-	-	-	-

Total	$23,066	$3,312	$1,641	$4,863	$32,882

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2016 and June 30, 2016:

	December 31, 2016
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$126	$-	$167	$293	$23,139	$23,432
Home equity lines of credit	32	-	4	36	3,218	3,254
Commercial and multi-family	14	-	-	14	1,711	1,725
Consumer and other	-	-	-	-	4,280	4,280

Total	$172	$-	$171	$343	$32,348	$32,691

	June 30, 2016
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$97	$97	$46	$240	$22,826	$23,066
Home equity lines of credit	-	-	-	-	3,312	3,312
Commercial and multi-family	15	-	-	15	1,626	1,641
Consumer and other	-	-	-	-	4,863	4,863

Total	$112	$97	$46	$255	$32,627	$32,882

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and six months ended December 31, 2016:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2016			December 31, 2016		December 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$299	$299	$-	$301	$-	302	$-
Home equity lines of credit	19	19	-	20	-	20	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	96	98	11	97	1	98	2
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$414	$416	$11	$418	$1	$420	$2

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016 and for the three and six months ended December 31, 2015:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016			December 31, 2015		December 31, 2015
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$306	$306	$-	$235	$-	$248	$-
Home equity lines of credit	14	14	-	18	-	19	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	100	102	10	104	1	105	2
Home equity lines of credit	-	-	-	2	-	2	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$420	$422	$10	$359	$1	$374	$2

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.  Interest income recognized on a cash basis was not materially different than interest income recognized.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2016 and June 30, 2016. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2016	2016
	(In thousands)
Real estate
1-4 family residential	$320	$310
Home equity lines of credit	19	14
Commercial and multi-family	-	-
Consumer and other	-	-

Total nonaccrual	$339	$324

At December 31, 2016 and June 30, 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $88,000 and $92,000 at December 31, 2016 and June 30, 2016, respectively. Troubled debt restructured loans had specific allowances totaling $8,000 and $7,000 at December 31, 2016 and June 30, 2016, respectively. At December 31, 2016, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three and six months ended December 31, 2016 or 2015.

The Company had no troubled debt restructurings modified during the twelve months ended December 31, 2016 or 2015 that subsequently defaulted during the six-month periods ended December 31, 2016 or 2015. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Community Savings Bancorp, Inc.

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

Management believes, as of December 31, 2016 and June 30, 2016, that the Company meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2016 and June 30, 2016, the most recent notification categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total capital, Tier I capital, common equity Tier 1 capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016
Total Capital
(to Risk-Weighted Assets)	$6,771	26.1%	$2,077	8.0%	$2,596	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$6,518	25.1%	$1,558	6.0%	$2,077	8.0%

Common Equity
(to Risk-Weighted Assets)	$6,518	25.1%	$1,168	4.5%	$1,688	6.5%

Tier I Capital
(to Adjusted Average Total Assets)	$6,518	12.0%	$2,168	4.0%	$2,710	5.0%

As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$6,820	27.7%	$1,969	8.0%	$2,462	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$6,567	26.7%	$1,477	6.0%	$1,969	8.0%

Common Equity
(to Risk-Weighted Assets)	$6,567	26.7%	$1,108	4.5%	$1,600	6.5%

Tier I Capital
(to Adjusted Average Total Assets)	$6,567	11.9%	$2,205	4.0%	$2,756	5.0%

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Mortgage-backed securities of U.S. government sponsored entities - residential	$6,186	$-	$6,186	$-
Collateralized mortgage obligations of government sponsored entities - residential	381	-	381	-
State and political subdivisions
Taxable	1,406	-	1,406	-
Nontaxable	1,979	-	1,979	-

	$9,952	$-	$9,952	$-

June 30, 2016
U. S. Government agency bonds	$1,497	$-	$1,497	$-
Mortgage-backed securities of U.S. government sponsored entities - residential	5,573	-	5,573	-
Collateralized mortgage obligations of government sponsored entities - residential	532	-	532	-
State and political subdivisions
Taxable	1,438	-	1,438	-
Nontaxable	2,057	-	2,057	-

	$11,097	$-	$11,097	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the six-month periods ended December 31, 2016 and 2015.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2016 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2016
Impaired loans
Real estate
One-to-four family residential	$85	$-	$-	$85
Foreclosed assets	$21	$-	$-	$21

June 30, 2016
Impaired loans
Real estate
One-to-four family residential	$90	$-	$-	$90

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. The assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Appraisals for collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
December 31, 2016
Impaired loans (collateral dependent) - residential real estate	$85	Sales comparison approach	Adjustment for differences between the comparable real estate sales	11%
Foreclosed assets	$21	Sales comparison approach	Adjustment for differences between the comparable real estate sales	9%
June 30, 2016
Impaired loans (collateral dependent) - residential real estate	$90	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and June 30, 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2016
Financial assets
Cash and cash equivalents	$7,753	$7,753	$-	$-	$7,753
Interest-earning time deposits	4,827	4,827	-	-	4,827
Other investment securities	940	-	-	940	940
Loans, net	32,438	-	-	32,977	32,977
Accrued interest receivable	179	-	179	-	179
Financial liabilities
Deposits	40,711	32,629	7,968	-	40,597
Federal Home Loan Bank advances	6,200	-	6,243	-	6,243
Stock subscription proceeds in escrow	3,572	3,572	-	-	3,572
Payments by borrowers for taxes and insurance	207	-	207	-	207

June 30, 2016
Financial assets
Cash and cash equivalents	$3,184	$3,184	$-	$-	$3,184
Interest-earning time deposits	5,567	5,567	-	-	5,567
Other investment securities	940	-	-	940	940
Loans, net	32,629	-	-	34,368	34,368
Accrued interest receivable	185	-	185	-	185
Financial liabilities
Deposits	40,102	32,185	7,932	-	40,117
Federal Home Loan Bank advances	7,250	-	7,316	-	7,316
Payments by borrowers for taxes and insurance	82	-	82	-	82

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

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

Stock Subscription Proceeds in Escrow

The carrying amounts of stock subscription proceeds in escrow approximate fair value resulting in a Level 1 classification.

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Balance, October 1	$94	$6

Other comprehensive loss	(157)	(2)

Balance, December 31	$(63)	$4

	Six Months Ended December 31,
	2016	2015
	(In thousands)
Balance, July 1	$88	$(110)

Other comprehensive income (loss)	(151)	114

Balance, December 31	$(63)	$4

There were no material items reclassified from accumulated other comprehensive loss to the statement of income for the three- and six-month periods ended December 31, 2016 and 2015.

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

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

On August 25, 2016, the Board of Directors adopted a Plan of Conversion (the “Plan”) to convert from a federal mutual savings bank to a federal stock savings bank (the “Conversion”).  A new Maryland-chartered corporation, Community Savings Bancorp, Inc. (the “Company”), was formed in August 2016, which, upon consummation of the Conversion and offering, became the savings and loan holding company of Community Savings (the “Bank”). The Plan was subject to approval of the members of the Bank, which approval was received at a Special Meeting of Members on December 21, 2016.

Additionally, the Plan was subject to the final approval of the Office of the Comptroller of the Currency (“OCC”) and the formation of the Company as the holding company of the Bank, upon consummation of the Conversion, was subject to the approval of the Board of Governors of the Federal Reserve System (“FRB”). As part of the Conversion and offering, the Company filed a registration statement with the U.S. Securities and Exchange Commission.  Upon receipt of the final approval of the OCC and the FRB and the consummation of the Conversion and offering, the Bank became the wholly owned subsidiary of the Company, and the Company issued and sold shares of its capital stock to eligible depositors and borrowers of the Bank and the public pursuant to an independent valuation appraisal of the Bank and the Company on a converted basis that has been conducted by an independent appraisal firm that is experienced in appraising financial institutions in connection with mutual to stock conversions. The Conversion was completed on January 10, 2017 and resulted in the issuance of 441,290 common shares by the Company.

Community Savings Bancorp, Inc.

Notes to Condensed Financial Statements (unaudited)

The cost of the Conversion and issuing the capital stock was deferred and deducted from the proceeds of the offering. Through December 31, 2016, we had incurred approximately $723,000 in conversion costs, which are included in other assets on the condensed balance sheet.

In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account.  The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the Conversion.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account.  In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Community Savings Bancorp, Inc.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at December 31, 2016 and results of operations for the three and six months ended December 31, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines and (8) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total Assets. Total assets increased $3.2 million, or 5.9%, to $57.5 million at December 31, 2016 from $54.3 million at June 30, 2016. The increase was due primarily to an increase in cash and due from banks as we received subscription funds for our stock offering which was consummated on January 10, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.6 million, or 143.5%, to $7.8 million at December 31, 2016 from $3.2 million at June 30, 2016. The increase in cash and cash equivalents was primarily due to those funds received as a result of the sale of stock and maturities of interest-earning time deposits in other financial institutions and available-for-sale securities.

Interest-earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions decreased $740,000, or 13.3%, to $4.8 million at December 31, 2016 from $5.6 million at June 30, 2016. The decrease was due to maturities of these deposits during the period.

Securities available-for-sale. Investments in securities available-for-sale decreased $1.1 million, or 10.3%, to $10.0 million at December 31, 2016 from $11.1 million at June 30, 2016. The decrease in securities available-for-sale was primarily due to calls of securities of $1.5 million and principal repayments on mortgage-backed securities totaling $841,000, partially offset by purchases of $1.5 million.

Net Loans. Net loans decreased $191,000, or 0.6%, to $32.4 million at December 31, 2016 from $32.6 million at June 30, 2016. The decrease in net loans was due primarily to a decrease of $583,000, or 12.0%, in consumer loans to $4.3 million at December 31, 2016 from $4.9 million at June 30, 2016. Partially offsetting these decreases, commercial and multi-family loans increased $84,000, or 5.1% and one-to four-family residential loans increased $366,000 during the six months ended December 31, 2016. Loans originated during the six months ended December 31, 2016 totaled $2.4 million, of which $2.2 million were loans secured by one-to four-family residential real estate.

Other Assets. Other assets increased $720,000, or 377.0%, to $911,000 at December 31, 2016 from $191,000 at June 30, 2016. The increase was due primarily to conversion costs incurred of $723,000.

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

These costs have been deferred and will ultimately be offset against the proceeds of the sale of common stock upon completion of the stock offering.

Deposits. Deposits increased $609,000 or 1.5%, to $40.7 million at December 31, 2016 from $40.1 million at June 30, 2016. The increase was comprised of growth in savings and money market accounts of $847,000 and in certificates of deposit of $165,000.

FHLB Advances. FHLB advances decreased $1.1 million, or 14.5%, to $6.2 million at December 31, 2016 from $7.3 million at June 30, 2016, as we utilized funds from maturing interest-earning time deposits in other financial institutions and investment securities available for sale to repay certain FHLB advances.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds in escrow totaled $3.6 million at December 31, 2016, which represented funds received and held at the Bank for stock subscription orders received related to the Bank’s conversion from mutual to stock form. As the conversion was not completed as of December 31, 2016, the proceeds were held in escrow. Upon completion of the conversion on January 10, 2017, these funds were transferred to shareholders’ equity on the balance sheet of the Bank’s newly formed holding company Community Savings Bancorp, Inc. The conversion resulted in the issuance of 441,290 shares of common stock at an offering price of $10.00 per share.

Total Equity. Total equity decreased $201,000, or 3.0%, to $6.5 million at December 31, 2016 from $6.7 million at June 30, 2016. The decrease resulted from the net loss of $50,000 and increase in the other comprehensive loss of $151,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2016 and 2015

General. For the three months ended December 31, 2016, we had a net loss of $54,000 compared to net income of $18,000 for the three months ended December 31, 2015, a decrease of $72,000. The net loss resulted primarily from a decrease in net interest income of $27,000 and an increase of $55,000 in non-interest expense, offset in part by an increase of $9,000 in federal income tax benefits.

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

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,506	$353	4.34%	$31,217	$351	4.50%
Investment securities	10,223	51	2.00%	14,211	74	2.08%
Other interest-earning assets (2)	7,799	29	1.49%	7,712	33	1.71%
Total interest-earning assets	50,528	433	3.43%	53,140	458	3.45%
Non-interest-earning assets	3,918			2,955
Allowance for loan losses	(253)			(275)
Total assets	$54,193			$55,820

Interest-bearing liabilities:
Interest-bearing demand	$2,481	1	0.16%	$2,471	1	0.16%
Savings accounts	23,322	17	0.29%	24,040	18	0.30%
Certificates of deposit	7,824	14	0.72%	7,990	14	0.70%
Total deposits	33,627	32	0.38%	34,501	33	0.38%
FHLB advances	6,200	22	1.42%	7,677	19	0.99%
Total interest-bearing liabilities	39,827	54	0.54%	42,178	52	0.49%
Non-interest-bearing liabilities	7,777			7,089
Total liabilities	47,604			49,267
Equity	6,589			6,553
Total liabilities and equity	$54,193			$55,820

Net interest income		$379			$406
Net interest rate spread (3)			2.89%			2.96%
Net interest-earning assets (4)	$10,701			$10,962
Net interest margin (5)			3.00%			3.06%

Average interest-earning assets to interest-bearing liabilities	126.87%			125.99%

(1)	Yields and rates are annualized.
(2)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $25,000, or 5.5%, to $433,000 for the three months ended December 31, 2016 from $458,000 for the three months ended December 31, 2015. The decrease resulted primarily from a $23,000 decrease in interest on investment securities. The average balance of investment securities decreased $4.0 million, or 28.1%, to $10.2 million during the three months ended December 31, 2016 from $14.2 million during the three months ended December 31, 2015, and the average yield on investment securities decreased eight basis points to 2.00% for the 2016 period from 2.08% for the 2015 period. The average balance of loans receivable increased $1.3 million, or 4.1%, to $32.5 million during the three months ended December 31, 2016 from $31.2 million during the three months ended December 31, 2015, but the average yield on loans decreased 16 basis points to 4.34% during the three months ended December 31, 2016 from 4.5% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense increased $2,000, or 3.8%, to $54,000 for the three months ended December 31, 2016 from $52,000 for the three months ended December 31, 2015. Interest expense on deposits decreased $1,000, or 3.0%, to $32,000 for the three months ended December 31, 2016 from $33,000 for the three months ended December 31, 2015. The decrease was primarily due to a decrease of $874,000, or 2.5%, in the average balance of interest-bearing deposits to $33.6 million for the three month period in 2016 from $34.5 million for the comparable period in 2015. The average cost of interest-bearing deposits remained steady at 0.38% for each of the three months ended December 31, 2016 and 2015. Interest expense on borrowings increased $3,000 to $22,000 for the three months ended December 31, 2016 from $19,000 for the three months ended December 31, 2015. The average balance of FHLB advances decreased $1.5 million to $6.2 million for the three months ended December 31, 2016 from $7.7 million for the three months ended December 31, 2015, while the average cost of these advances increased 43 basis points to 1.42% from 0.99% period-to-period.

Net Interest Income. Net interest income decreased $27,000, or 6.7%, to $379,000 for the three months ended December 31, 2016 from $406,000 for the three months ended December 31, 2015. Our net interest rate spread decreased to 2.89% for the three months ended December 31, 2016 from 2.96% for the three months ended December 31, 2015, and our net interest margin decreased to 3.00% for the three months ended December 31, 2016 from 3.06% for the comparable three-month period in 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended December 31, 2016 or 2015. The allowance for loan losses was $253,000, or 0.77% of total loans, at December 31, 2016, compared to $267,000, or 0.84% of total loans, at December 31, 2015. Total nonperforming loans were $339,000 at December 31, 2016, compared to $222,000 at December 31, 2015. Classified (substandard, doubtful and loss) loans were $1.0 million at December 31, 2016, compared to $805,000 at December 31, 2015, and total loans past due greater than 30 days were $343,000 and $334,000 at December 31, 2016 and 2015, respectively. The Bank had no net charge-offs during the three months ended December 31, 2016 compared to $8,000 for the three months ended December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 74.6% at December 31, 2016 compared to 120.3% at December 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income increased $1,000, or 1.4%, to $70,000 for the three months ended December 31, 2016 from $69,000 for the three months ended December 31, 2015. Service charges and fees of $65,000 during the three months ended December 31, 2016 remained unchanged compared to the same period in 2015. There were no foreclosed assets sold in the three months ending December 2016 compared to a gain of $2,000 on foreclosed assets sold during the same period in 2015. This decrease was partially offset by an increase of $3,000 in other operating income in the three months ended December 31, 2016, compared to the 2015 quarter.

Noninterest Expense. Noninterest expense increased $55,000, or 11.8%, to $522,000 for the three months ended December 31, 2016 compared to $467,000 for the three months ended December 31, 2015. Data processing increased by a one-time expense of $18,000 due to costs to enhance our cyber-security protection, and our correspondent bank service charges were up by $27,000 as a result of our switch from VISA to Master Card. We anticipate a reimbursement of most of that expense per our contract. Other expenses were up by $27,000 or 75.0%, to $63,000 from $36,000 during the three months ended December 31, 2015, due to charges incurred in connection with customers debit card fraud claims. We have implemented a process that we believe will greatly reduce any future losses. FDIC insurance premiums decreased by $13,000 due to a decrease in the insurance rates period-to-period.

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

Federal Income Taxes. We recognized a federal income tax benefit of $19,000 for the three months ended December 31, 2016, compared to a tax benefit of $10,000 recognized during the three months ended December 31, 2015.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2016 and 2015

General. For the six months ended December 31, 2016, we had net loss of $50,000 compared to net income of $646,000 for the six months ended December 31, 2015, a decrease of $696,000. The decrease in net income resulted primarily from a decrease of $793,000 in noninterest income, which included an $810,000 one-time gain on sale of branch offices realized in the 2015 period and a decrease of $30,000 in net interest income, which were offset in part by a decrease of $79,000 in noninterest expense and a decrease of $48,000 in federal income tax.

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

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,599	$709	4.35%	$30,374	$690	4.54%
Investment securities	10,468	102	1.95%	15,150	146	1.93%
Other interest-earning assets (2)	7,571	61	1.61%	8,743	67	1.53%
Total interest-earning assets	50,638	872	3.44%	54,267	903	3.33%
Non-interest-earning assets	3,484			3,428
Allowance for loan losses	(253)			(267)
Total assets	$53,869			$57,428

Interest-bearing liabilities:
Interest-bearing demand	$2,564	2	0.16%	$2,630	3	0.23%
Savings accounts	22,722	32	0.28%	25,121	36	0.29%
Certificates of deposit	7,849	28	0.71%	8,671	33	0.76%
Total deposits	33,135	62	0.37%	36,422	72	0.40%
FHLB advances	6,371	44	1.38%	6,624	35	1.06%
Total interest-bearing liabilities	39,506	106	0.54%	43,046	107	0.50%
Non-interest-bearing liabilities	7,731			7,937
Total liabilities	47,237			50,983
Equity	6,632			6,445
Total liabilities and equity	$53,869			$57,428

Net interest income		$766			$796
Net interest rate spread (3)			2.90%			2.83%
Net interest-earning assets (4)	$11,132			$11,221
Net interest margin (5)			3.03%			2.93%
Average interest-earning assets to interest-bearing liabilities	128.18%			126.07%

(1)	Yields and rates are annualized.
(2)	Consists of stock in the FHLB and interest bearing demand and time deposits in other banks.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $31,000, or 3.4%, to $872,000 for the six months ended December 31, 2016 from $903,000 for the six months ended December 31, 2015. The decrease resulted primarily from a $44,000 decrease in interest on investment securities offset in part by a $19,000 increase in interest on loans receivable. The average balance of investment securities decreased $4.7 million, or 30.9%, to $10.5 million during the six months ended December 31, 2016 from $15.2 million during the six months ended December 31, 2015, and the average yield on investment securities increased two basis points to 1.95% for the 2016 period from 1.93% for the 2015 period. The average balance of loans receivable increased $2.2 million, or 7.3%, to $32.6 million during the six months ended December 31, 2016 from $30.4 million during the six months ended December 31, 2015, but the average yield on loans decreased 19 basis points to 4.35% during the six months ended December 31, 2016 from 4.54% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $1,000, or 0.9%, to $106,000 for the six months ended December 31, 2016 from $107,000 for the six months ended December 31, 2015. Interest expense on deposits decreased $10,000, or 13.9%, to $62,000 for the six months ended December 31, 2016 from $72,000 for the six months ended December 31, 2015. The decrease was primarily due to a decrease of $3.3 million, or 9.0%, in the average balance of interest-bearing deposits to $33.1 million for the six month period in 2016 from $36.4 million for the comparable period in 2015. The average cost of interest-bearing deposits decreased by three basis points to 0.37% for the six months ended December 31, 2016 from 0.40% for the six months ended December 31, 2015. Interest expense on borrowings increased $9,000 to $44,000 for the six months ended December 31, 2016 from $35,000 for the six months ended December 31, 2015. The average balance of FHLB advances decreased $253,000 to $6.4 million for the six months ended December 31, 2016 from $6.6 million for the six months ended December 31, 2015, while the average cost of these advances increased 32 basis points to 1.38% from 1.06% period-to-period.

Net Interest Income. Net interest income decreased $30,000, or 3.8%, to $766,000 for the six months ended December 31, 2016 from $796,000 for the six months ended December 31, 2015. Our net interest rate spread increased to 2.90% for the six months ended December 31, 2016 from 2.83% for the six months ended December 31, 2015, and our net interest margin increased to 3.03% for the six months ended December 31, 2016 from 2.93% for the comparable six-month period in 2015.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the six months ended December 31, 2016 or 2015. The allowance for loan losses was $253,000, or 0.77% of total loans, at December 31, 2016, compared to $267,000, or 0.84% of total loans, at December 31, 2015. Total nonperforming loans were $339,000 at December 31, 2016, compared to $222,000 at December 31, 2015. Classified (substandard, doubtful and loss) loans were $1.0 million at December 31, 2016, compared to $805,000 at December 31, 2015, and total loans past due greater than 30 days were $343,000 and $334,000 at December 31, 2016 and 2015, respectively. The Bank had no net charge-offs during the six months ended December 31, 2016 compared to $21,000 for the six months ended December 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 74.6% at December 31, 2016 compared to 120.3% at December 31, 2015.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $793,000, or 82.4%, to $169,000 for the six months ended December 31, 2016 from $962,000 for the six months ended December 31, 2015. This decrease is due to the gain on the sale of the branches of $810,000 during the 2015 period. Service charges and fees decreased $18,000 to $130,000 during the six months ended December 31, 2016 compared to $148,000 during the same period in 2015. This decrease was partially offset by foreclosed assets sold at a $29,000 net gain in the six months ending December 2016 compared to a net gain of $1,000 on foreclosed assets sold during the same period in 2015 and an increase of $7,000 in other operating income in the six months ended December 31, 2016, compared to the 2015 quarter.

Noninterest Expense. Noninterest expense decreased $79,000, or 7.3%, to $1.0 million for the six months ended December 31, 2016 compared to $1.1 million for the six months ended December 31, 2015. Occupancy and equipment decreased $21,000, or 29.6%, to $50,000 during the six months ended December 31, 2016 from $71,000 during the six months ended December 31, 2015. The decrease was attributable to non-recurring expense during the 2015 period. Our data processing decreased by $35,000 as a result of having two less branch offices, and our correspondent bank service charges were up by $18,000 as a result of our switch from VISA to Master Card. We anticipate reimbursement of most of that expense per our contract. FDIC insurance premiums decreased by $29,000 due to a decrease in the insurance rates period-to-period.

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

Federal Income Taxes. We recognized a federal income tax benefit of $21,000 for the six months ended December 31, 2016, compared to $27,000 in expense recognized during the six months ended December 31, 2015.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and advances from the FHLB-Cincinnati. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(457,000) and $86,000 for the six months ended December 31, 2016 and 2015, respectively. Net cash

Community Savings Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

provided by (used in) investing activities was $1.8 million and $(12.5 million) for the six months ended December 31, 2016 and 2015, respectively. The change in cash flows in investing activities resulted primarily from the sale of two branch offices in July 2015 which resulted in cash paid of $12.6 million during the six months ended December 31, 2015. Cash provided by financing activities was $3.3 million and $5.8 million in the six months ended December 30, 2016 and 2015, respectively.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At December 31, 2016, we had no outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $305,000 and commitments under home equity lines of credit of $2.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from December 30, 2016 totaled $4.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on November 10, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on November10, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	February 14, 2017	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	February 14, 2017	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2016, Exhibit 3.1 (File No. 333-213561).

3.2	Bylaws of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 10, 2016, Exhibit 3.2 (File No. 333-213561).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

