Form 10-Q
period 2017-03-31
Community Savings Bancorp, Inc.
filed 2017-05-15
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).

Yes ☐                No  ☒

As of May 12, 2017, the latest practicable date, 441,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2017 and June 30, 2016

(In thousands except share data)

	March 31,	June 30,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$2,510	$1,969
Interest-earning demand deposits in other financial institutions	5,537	1,215

Cash and cash equivalents	8,047	3,184

Interest-earning time deposits in other financial institutions	5,329	5,567
Investment securities available-for-sale, at fair value	9,009	11,097
Other investment securities	940	940
Loans	31,610	32,882
Less: allowance for loan losses	(253)	(253)
Loans, net	31,357	32,629
Premises and equipment, net	453	452
Foreclosed assets, net	21	34
Accrued interest receivable	147	185
Other assets	285	191

Total assets	$55,588	$54,279

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,162	$9,058
Savings and money market	23,380	23,127
Time	7,939	7,917

Total deposits	41,481	40,102

Federal Home Loan Bank advances	4,500	7,250
Payments by borrowers for taxes and insurance	148	82
Other liabilities	78	190

Total liabilities	46,207	47,624

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding at March 31, 2017	4	-
Additional paid in capital	3,258	-
Unearned employee stock ownership plan (ESOP) shares	(327)	-
Retained earnings	6,473	6,567
Accumulated other comprehensive income (loss)	(27)	88

Total shareholders' equity	9,381	6,655

Total liabilities and shareholders' equity	$55,588	$54,279

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2017 and 2016

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)
Interest Income
Loans, including fees	$346	$349	1,055	$1,039
Taxable securities	35	47	109	158
Tax exempt securities	13	14	41	49
Interest-earning deposits	36	33	97	100

Total interest income	430	443	1,302	1,346

Interest Expense
Deposits	32	31	94	103
Federal Home Loan Bank advances	21	23	65	58

Total interest expense	53	54	159	161

Net Interest Income	377	389	1,143	1,185

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	377	389	1,143	1,185

Noninterest Income
Service charges and fees	58	61	188	209
Gain on sale of foreclosed assets, net	-	-	29	1
Gain on sale of branch offices	-	-	-	810
Other operating	1	5	11	8
Total noninterest income	59	66	228	1,028

Noninterest Expense
Salaries, employee benefits and directors fees	216	191	621	593
Occupancy and equipment	26	22	76	93
Data processing	87	61	242	251
Correspondent bank service charges	57	42	175	142
Franchise taxes	13	14	34	38
FDIC insurance premiums	2	8	12	47
Professional services	49	38	141	142
Advertising	1	2	9	8
Office supplies	19	16	54	54
Impairment of foreclosed assets	2	-	2	26
Other	43	50	155	135

Total noninterest expense	515	444	1,521	1,529

Income (Loss) Before Federal Income Taxes	(79)	11	(150)	684

Federal Income Taxes (Benefits)	(35)	5	(56)	32

Net Income (Loss)	$(44)	$6	$(94)	$652

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2017 and 2016

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited)

Net income (loss)	$(44)	$6	$(94)	$652

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	53	84	(175)	257

Tax effect	(17)	(29)	60	(88)

Total other comprehensive income (loss)	36	55	(115)	169

Comprehensive income (loss)	$(8)	$61	$(209)	$821

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended March 31, 2017 and 2016

(In thousands)

Nine Months Ended March 31, 2017

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
				(Unaudited)

Balance at July 1, 2016	$-	$-	$-	$-	$6,567	$88	$6,655

Net loss	-	-	-	-	(94)	-	(94)

Proceeds from issuance of common stock	-	4	3,258	(327)	-	-	2,935

Other comprehensive loss	-	-	-	-	-	(115)	(115)

Balance at March 31, 2017	$-	$4	$3,258	$(327)	$6,473	$(27)	$9,381

Nine Months Ended March 31, 2016

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
				(Unaudited)

Balance at July 1, 2015	$-	$-	$-	$-	$5,888	$(110)	$5,778

Net income	-	-	-	-	652	-	652

Other comprehensive income	-	-	-	-	-	169	169

Balance at March 31, 2016	$-	$-	$-	$-	$6,540	$59	$6,599

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2017 and 2016

(In thousands)

	Nine Months Ended March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(94)	$652
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	49	49
Deferred income tax expense	(56)	32
Amortization of premiums and discounts on securities, net	116	149
Provision for loan losses	-	-
Gain on sale of foreclosed assets	(29)	(1)
Impairment of foreclosed real estate	2	26
Gain on sale of branch offices	-	(810)
Net changes in:
Accrued interest receivable	38	44
Other assets	(45)	16
Other liabilities	(45)	(103)

Net cash provided by (used in) operating activities	(64)	54

Cash Flows from Investing Activities
Net change in interest-earning deposits in other financial institutions	238	(13)
Purchase of available for sale securities	(1,507)	(656)
Proceeds from maturities of available-for-sale securities	2,060	2,260
Proceeds from the sales of available-for-sale securities	-	500
Principal repayments of available-for-sale mortgage-backed securities	1,242	1,693
Purchase of loans	-	(3,017)
Net change in loans	1,274	176
Purchase of premises and equipment	(50)	(19)
Proceeds from sale of foreclosed assets	40	44
Cash paid in sale of branch offices	-	(12,568)

Net cash provided by (used in) investing activities	3,297	(11,600)

Cash Flows from Financing Activities
Net change in deposits	1,379	(972)
Proceeds from Federal Home Loan Bank advances	1,700	6,750
Repayment of Federal Home Loan Bank advances	(4,450)	(250)
Advances by borrowers for taxes and insurance	66	84
Proceeds from sale of common stock	2,935	-

Net cash provided by financing activities	1,630	5,612

Net Change in Cash and Cash Equivalents	4,863	(5,934)

Beginning Cash and Cash Equivalents	3,184	10,148

Ending Cash and Cash Equivalents	$8,047	$4,214

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$159	$161
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$18

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017.  The Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2017 and the results of operations and cash flows for the three and nine months ended March 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and nine months ended March 31, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The accompanying condensed consolidated balance sheet as of June 30, 2016 has been derived from audited financial statements included in the registrant’s Form S-1. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2016 included in the Registrant’s Form S-1.

Principles of Consolidation

The condensed consolidated financial statements as of and for the periods ended March 31, 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of June 30, 2016 and for the three and nine months ended March 31, 2016 represent the Bank only, as the conversion to stock form, including the formation of Community Savings Bancorp, Inc., was completed on January 10, 2017. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,847	$35	$(63)	$5,819
Collateralized mortgage obligations of government sponsored entities - residential	342	6	(1)	347
State and political subdivisions
Taxable	1,401	9	(11)	1,399
Nontaxable	1,461	3	(20)	1,444

	$9,051	$53	$(95)	$9,009

June 30, 2016
U. S. Government agency bonds	$1,500	$-	$(3)	$1,497
Mortgage-backed securities of U.S. government sponsored entities - residential	5,492	81	-	5,573
Collateralized mortgage obligations of government sponsored entities - residential	515	17	-	532
State and political subdivisions
Taxable	1,425	20	(7)	1,438
Nontaxable	2,032	25	-	2,057

	$10,964	$143	$(10)	$11,097

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$-	$-
One to five years	1,134	1,143
Five to ten years	285	285
Beyond ten years	1,443	1,415

	2,862	2,843
Mortgage-backed securities of U.S. government sponsored entities - residential	5,847	5,819
Collateralized mortgage obligations of government sponsored entities - residential	342	347

	$9,051	$9,009

The Company had no sales of investment securities during the three and nine-month periods ended March 31, 2017. The Company had gross proceeds of $-0- and $500,000 from the sale of investment securities resulting in no gain or loss during the three month and nine-month periods, respectively, ended March 31, 2016.

The Company had pledged $2.7 million and $3.3 million of its investment securities at March 31, 2017 and June 30, 2016, respectively.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,019	$(63)	$-	$-	$4,019	$(63)
Collateralized mortgage obligations of government sponsored entities - residential	174	(1)	-	-	174	(1)
State and political subdivisions
Taxable	-	-	256	(11)	256	(11)
Nontaxable	702	(20)	-	-	702	(20)

	$4,895	$(84)	$256	$(11)	$5,151	$(95)
June 30, 2016
Available-for-sale Securities:
U. S. Government agency bonds	$-	$-	$997	$(3)	$997	$(3)
State and political subdivisions
Taxable	-	-	263	(7)	263	(7)

	$-	$-	$1,260	$(10)	$1,260	$(10)

Other-than-temporary Impairment

At March 31, 2017 and June 30, 2016, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017 and June 30, 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2017 and June 30, 2016 include:

	March 31,	June 30,
	2017	2016
	(In thousands)
Real estate
One- to four-family residential	$22,869	$23,066
Home equity lines of credit	3,107	3,312
Commercial and multi-family	1,703	1,641
Consumer and other	3,931	4,863

Total loans	31,610	32,882

Allowance for loan losses	(253)	(253)

Net loans	$31,357	$32,629

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2017 and the recorded investment in loans and impairment method as of March 31, 2017:

	March 31, 2017
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, January 1, 2017	$165	$22	$9	$22	35	$253
Provision for loan losses	(5)	(1)	-	(1)	7	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$160	$21	$9	$21	$42	$253

Nine Months Ended March 31, 2017
Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	(1)	(1)	(1)	(3)	6	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$160	$21	$9	$21	$42	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$151	$21	$9	$21	$42	$244

Loans:
Ending balance	$22,869	$3,107	$1,703	$3,931		$31,610

Ending balance; individually evaluated for impairment	$394	$18	$-	$-		$412

Ending balance; collectively evaluated for impairment	$22,475	$3,089	$1,703	$3,931		$31,198

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2016:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2016
Allowance for loan losses:
Balance, January 1, 2016	$142	$18	$6	$18	$83	$267
Provision for loan losses	(5)	1	4	19	(19)	-
Charge-offs	-	-	-	(18)	-	(18)
Recoveries	-	-	-	4	-	4

Balance, March 31, 2016	$137	$19	$10	$23	$64	$253

Nine Months Ended March 31, 2016
Allowance for loan losses:
Balance, July 1, 2015	$154	$21	$3	$8	$102	$288
Provision for loan losses	(4)	(2)	7	37	(38)	-
Charge-offs	(13)	-	-	(26)	-	(39)
Recoveries	-	-	-	4	-	4

Balance, March 31, 2016	$137	$19	$10	$23	$64	$253

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2017 and June 30, 2016:

	March 31, 2017
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$21,961	$3,001	$1,703	$3,931	$30,596
Special mention	-	-	-	-	-
Substandard	908	106	-	-	1,014
Doubtful	-	-	-	-	-

Total	$22,869	$3,107	$1,703	$3,931	$31,610

	June 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
Pass	$22,259	$3,238	$1,641	$4,863	$32,001
Special mention	-	-	-	-	-
Substandard	807	74	-	-	881
Doubtful	-	-	-	-	-

Total	$23,066	$3,312	$1,641	$4,863	$32,882

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2017 and June 30, 2016:

	March 31, 2017
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$153	$-	$66	$219	$22,650	$22,869
Home equity lines of credit	-	-	-	-	3,107	3,107
Commercial and multi-family	-	-	-	-	1,703	1,703
Consumer and other	2	-	-	2	3,929	3,931

Total	$155	$-	$66	$221	$31,389	$31,610

	June 30, 2016
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$97	$97	$46	$240	$22,826	$23,066
Home equity lines of credit	-	-	-	-	3,312	3,312
Commercial and multi-family	15	-	-	15	1,626	1,641
Consumer and other	-	-	-	-	4,863	4,863

Total	$112	$97	$46	$255	$32,627	$32,882

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and nine months ended March 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2017			March 31, 2017		March 31, 2017
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$335	$335	$-	$317	$-	311	$1
Home equity lines of credit	18	18	-	18	-	17	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	94	96	9	95	1	97	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$447	$449	$9	$430	$1	$425	$4

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2016 and for the three and nine months ended March 31, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2016			March 31, 2016		March 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$306	$306	$-	$136	$1	$137	$2
Home equity lines of credit	14	14	-	16	-	18	-
Commercial and multi-family	-	-	-	61	-	97	-
Consumer and other	-	-	-	1	-	2	-

Loans with an allowance recorded:
Real estate
1-4 family residential	100	102	10	102	1	104	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$420	$422	$10	$316	$2	$358	$5

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.  Interest income recognized on a cash basis was not materially different than interest income recognized.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2017 and June 30, 2016. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2017	2016
	(In thousands)
Real estate
1-4 family residential	$354	$310
Home equity lines of credit	18	14
Commercial and multi-family	-	-
Consumer and other	-	-

Total nonaccrual	$372	$324

At March 31, 2017 and June 30, 2016, the Company had certain loans that were modified in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $86,000 and $92,000 at March 31, 2017 and June 30, 2016, respectively. Troubled debt restructured loans had specific allowances totaling $6,000 and $7,000 at March 31, 2017 and June 30, 2016, respectively. At March 31, 2017, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three and nine months ended March 31, 2017 or 2016.

The Company had no troubled debt restructurings modified during the twelve months ended March 31, 2017 or 2016 that subsequently defaulted during the nine-month periods ended March 31, 2017 or 2016. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 4:        Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital, and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of leverage capital to adjusted average total assets (as defined).

Management believes, as of March 31, 2017 and June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

Basel III was effective for the Bank on January 1, 2015. Basel III requires the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, as defined in the regulation. Under the new Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Bank must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of March 31, 2017 and June 30, 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier 1 capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2017
Total Capital
(to Risk-Weighted Assets)	$8,600	35.4%	$1,945	8.0%	$2,431	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$8,347	34.3%	$1,459	6.0%	$1,945	8.0%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$8,347	34.3%	$1,094	4.5%	$1,580	6.5%

Leverage Capital
(to Adjusted Average Total Assets)	$8,347	14.9%	$2,247	4.0%	$2,809	5.0%

As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)	$6,820	27.7%	$1,969	8.0%	$2,462	10.0%

Tier I Capital
(to Risk-Weighted Assets)	$6,567	26.7%	$1,477	6.0%	$1,969	8.0%

Common Equity Tier 1 Capital
(to Risk-Weighted Assets)	$6,567	26.7%	$1,108	4.5%	$1,600	6.5%

Leverage Capital
(to Adjusted Average Total Assets)	$6,567	11.9%	$2,205	4.0%	$2,756	5.0%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,819	$-	$5,819	$-
Collateralized mortgage obligations of government sponsored entities - residential	347	-	347	-
State and political subdivisions
Taxable	1,399	-	1,399	-
Nontaxable	1,444	-	1,444	-

	$9,009	$-	$9,009	$-

June 30, 2016
U. S. Government agency bonds	$1,497	$-	$1,497	$-
Mortgage-backed securities of U.S. government sponsored entities - residential	5,573	-	5,573	-
Collateralized mortgage obligations of government sponsored entities - residential	532	-	532	-
State and political subdivisions
Taxable	1,438	-	1,438	-
Nontaxable	2,057	-	2,057	-

	$11,097	$-	$11,097	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the nine-month periods ended March 31, 2017 and 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2017 and June 30, 2016:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2017
Impaired loans
Real estate
One-to-four family residential	$85	$-	$-	$85
Forclosed assets	$21	$-	$-	$21

June 30, 2016
Impaired loans
Real estate
One-to-four family residential	$90	$-	$-	$90

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the borrower and borrower’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
March 31, 2017 Impaired loans (collateral dependent) - residential real estate	$85	Sales comparison approach	Adjustment for differences between the comparable real estate sales	11%
Foreclosed assets	$21	Sales comparison approach	Adjustment for differences between the comparable real estate sales	9%

June 30, 2016 Impaired loans (collateral dependent) - residential real estate	$90	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and June 30, 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2017
Financial assets
Cash and cash equivalents	$8,047	$8,047	$-	$-	$8,047
Interest-earning time deposits	5,329	5,329	-	-	5,329
Other investment securities	940	-	-	940	940
Loans, net	31,357	-	-	32,384	32,384
Accrued interest receivable	147	-	147	-	147
Financial liabilities
Deposits	41,481	33,542	7,821	-	41,363
Federal Home Loan Bank advances	4,500	-	4,540	-	4,540
Payments by borrowers for taxes and insurance	148	-	148	-	148

June 30, 2016
Financial assets
Cash and cash equivalents	$3,184	$3,184	$-	$-	$3,184
Interest-earning time deposits	5,567	5,567	-	-	5,567
Other investment securities	940	-	-	940	940
Loans, net	32,629	-	-	34,368	34,368
Accrued interest receivable	185	-	185	-	185
Financial liabilities
Deposits	40,102	32,185	7,932	-	40,117
Federal Home Loan Bank advances	7,250	-	7,316	-	7,316
Payments by borrowers for taxes and insurance	82	-	82	-	82

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Off-Balance Sheet Instruments

Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 6: Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended March 31, 2017 and 2016 are as follows:

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance, January 1	$(63)	$4

Other comprehensive income	36	55

Balance, March 31	$(27)	$59

	Nine Months Ended March 31,
	2017	2016
	(In thousands)
Balance, July 1	$88	$(110)

Other comprehensive income (loss)	(115)	169

Balance, March 31	$(27)	$59

There were no material items reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of income for the three- and nine-month periods ended March 31, 2017 and 2016.

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

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

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

FASB ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

•	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

FASB ASU 2016-13, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

Note 8:        Loss Per Share

Loss per share disclosures are not applicable to the three and nine-month periods ended March 31, 2017 and 2016, because the Company did not complete the conversion to stock form until January 10, 2017.

Note 9:        Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $0 for both the three and nine-month periods ended March 31, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 32,688 unallocated shares was $449,460 based on the $13.75 closing price of our common stock on March 31, 2017.

Note 10:      Plan of Conversion and Change in Corporate Form

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The cost of the Conversion and issuing the capital stock totaled $1.15 million and was deducted from the proceeds of the offering.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at March 31, 2017 and results of operations for the three and nine months ended March 31, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 13 of the Financial Statements “– Disclosures About Fair Value of Assets and Liabilities,” included in the Registrant’s S-1 filing.

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total Assets. Total assets increased $1.3 million, or 2.4%, to $55.6 million at March 31, 2017 from $54.3 million at June 30, 2016. The increase was due primarily to an increase in cash and due from banks as deposits increased $1.4 million, including $735,000 in deposits owned by Community Savings Bancorp, which were received in our stock offering which was consummated on January 10, 2017.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.9 million, or 152.7%, to $8.0 million at March 31, 2017. The increase in cash and cash equivalents was primarily due to proceeds from maturities and sales of investment securities of $2.1 million, proceeds from net loan repayments of $1.3 million and the increase in deposits of $1.4 million.

Interest-earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions decreased $238,000, or 4.3%, to $5.3 million at March 31, 2017 from $5.6 million at June 30, 2016. The decrease was due to net maturities of these deposits during the period.

Securities available-for-sale. Investment securities available-for-sale decreased $2.1 million, or 18.8%, to $9.0 million at March 31, 2017 from $11.1 million at June 30, 2016. The decrease in securities available-for-sale was primarily due to maturities of securities of $2.1 million and principal repayments on mortgage-backed securities totaling $1.2 million, partially offset by purchases of $1.5 million.

Net Loans. Net loans decreased $1.3 million, or 3.9%, to $31.4 million at March 31, 2017 compared to June 30, 2016. The decrease in net loans was due primarily to a decrease of $1.0 million, or 19.2%, in consumer loans to $3.9 million at March 31, 2017 from $4.9 million at June 30, 2016. Loans originated during the nine months ended March 31, 2017 totaled $3.0 million, of which $2.7 million were loans secured by one-to four-family residential real estate.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Deposits. Deposits increased $1.4 million or 3.4%, to $41.5 million at March 31, 2017 from $40.1 million at June 30, 2016. The increase was comprised primarily of growth in demand deposits of $1.1 million, or 12.2%, and savings and money market accounts of $253,000, or 1.1%.

FHLB Advances. FHLB advances decreased $2.8 million, or 37.9%, to $4.5 million at March 31, 2017 from $7.3 million at June 30, 2016, as we utilized funds from maturing interest-earning time deposits in other financial institutions and investment securities available for sale to repay certain FHLB advances.

Shareholders’ Equity. Shareholders’ equity increased $2.7 million, or 41.0%, to $9.4 million at March 31, 2017 from $6.7 million at June 30, 2016. The increase was due primarily to net proceeds from the common stock offering of $2.9 million, which was offset by the net loss of $94,000 and an increase in the accumulated other comprehensive loss of $115,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2017 and 2016

General. For the three months ended March 31, 2017, we had a net loss of $44,000 compared to net income of $6,000 for the three months ended March 31, 2016, a decrease of $50,000. The net loss resulted primarily from a decrease in net interest income of $12,000, a decrease in noninterest income of $7,000, and an increase of $71,000 in noninterest expense, which were offset in part by an increase of $40,000 in federal income tax benefit.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three month period ended March 31, 2017 and 2016. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,207	$346	4.30%	$31,824	$349	4.39%
Investment securities	9,423	48	2.04%	12,947	61	1.88%
Other interest-earning assets (2)	11,002	36	1.31%	8,460	33	1.56%
Total interest-earning assets	52,632	430	3.27%	53,231	443	3.33%
Noninterest-earning assets	6,546			2,679
Allowance for loan losses	(253)			(268)
Total assets	$58,925			$55,642

Interest-bearing liabilities:
Interest-bearing demand	$2,122	1	0.19%	$2,607	1	0.15%
Savings accounts	23,615	17	0.29%	23,972	17	0.28%
Certificates of deposit	8,002	14	0.70%	7,818	13	0.67%
Total deposits	33,739	32	0.38%	34,397	31	0.36%
FHLB advances	4,998	21	1.68%	7,522	23	1.22%
Total interest-bearing liabilities	38,737	53	0.55%	41,919	54	0.52%
Noninterest-bearing liabilities	11,120			7,280
Total liabilities	49,857			49,199
Equity	9,068			6,443
Total liabilities and equity	$58,925			$55,642

Net interest income		$377			$389
Net interest rate spread (3)			2.72%			2.81%
Net interest-earning assets (4)	$13,895			$11,312
Net interest margin (5)			2.87%			2.92%
Average interest-earning assets to interest-bearing liabilities	135.87%			126.99%

(1) Yields and rates are annualized.

(2) Consists of stock in the FHLB and interest-earning demand and time deposits in other banks.

(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average total interest-earning assets.

Interest Income. Interest income decreased $13,000, or 2.9%, to $430,000 for the three months ended March 31, 2017 from $443,000 for the three months ended March 31, 2016. The decrease resulted primarily from a $13,000 decrease in interest on investment securities. The average balance of investment securities decreased $3.5 million, or 27.2%, to $9.4 million during the three months ended March 31,

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2017 from $12.9 million during the three months ended March 31, 2016, partially offset by an increase in the average yield on investment securities of 16 basis points to 2.04% for the 2017 period from 1.88% for the 2016 period. The average balance of loans receivable increased $383,000, or 1.2%, to $32.2 million during the three months ended March 31, 2017 from $31.8 million during the three months ended March 31, 2016, while the average yield on loans decreased nine basis points to 4.30% during the three months ended March 31, 2017 from 4.39% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $1,000, or 1.9%, to $53,000 for the three months ended March 31, 2017 from $54,000 for the three months ended March 31, 2016. Interest expense on deposits increased $1,000, or 3.2%, to $32,000 for the three months ended March 31, 2017 from $31,000 for the three months ended March 31, 2016. The increase was primarily due to an increase in the average cost of deposits of two basis points to 0.38% from 0.36% for the three months ended March 31, 2017 and 2016, respectively, which was partially offset by a decrease of $658,000, or 1.9%, in the average balance of interest-bearing deposits to $33.7 million for the three month period in 2017 from $34.4 million for the comparable period in 2016. Interest expense on borrowings decreased $2,000, or 8.7%, to $21,000 for the three months ended March 31, 2017 from $23,000 for the three months ended March 31, 2016. The average balance of FHLB advances decreased $2.5 million to $5.0 million for the three months ended March 31, 2017 from $7.5 million for the three months ended March 31, 2016, while the average cost of these advances increased 46 basis points to 1.68% from 1.22% period-to-period.

Net Interest Income. Net interest income decreased $12,000, or 3.1%, to $377,000 for the three months ended March 31, 2017 from $389,000 for the three months ended March 31, 2016. Our net interest rate spread decreased to 2.72% for the three months ended March 31, 2017 from 2.81% for the three months ended March 31, 2016, and our net interest margin decreased to 2.87% for the three months ended March 31, 2017 from 2.92% for the comparable three-month period in 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2017 or 2016. The allowance for loan losses was $253,000, or 0.80% of total loans at March 31, 2017, compared to $253,000, or 0.79% of total loans at March 31, 2016. Total nonperforming loans were $372,000 at March 31, 2017, compared to $283,000 at March 31, 2016. Classified (substandard, doubtful and loss) loans were $1.0 million at March 31, 2017, compared to $792,000 at March 31, 2016, and total loans past due greater than 30 days were $221,000 and $177,000 at March 31, 2017 and 2016, respectively. The Bank had no net charge-offs during the three months ended March 31, 2017 compared to $14,000 for the three months ended March 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 68.0% at March 31, 2017 compared to 89.4% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $7,000, or 10.6%, to $59,000 for the three months ended March 31, 2017 from $66,000 for the three months ended March 31, 2016. Service charges and

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

fees decreased by $3,000 to $58,000 during the three months ended March 31, 2017 compared to $61,000 for the same period in 2016.

Noninterest Expense. Noninterest expense increased $71,000, or 16.0%, to $515,000 for the three months ended March 31, 2017 compared to $444,000 for the three months ended March 31, 2016. Salaries and benefits increased $25,000, or 13.1%, due primarily to the addition of a new loan officer. Data processing increased by $26,000, or 42.6% as we continue to improve our cyber-security protection, and our correspondent bank service charges were up by $15,000, or 35.7% due to increased interchange activity. Other expenses decreased by $7,000 or 14.0%, to $43,000 from $50,000 during the three months ended March 31, 2017, due to a decrease in foreclosure expense of $8,000. FDIC insurance premiums decreased by $6,000 due to a decrease in the insurance rates period-to-period.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders. Additionally, we intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $35,000 for the three months ended March 31, 2017, compared to a tax expense of $5,000 recognized during the three months ended March 31, 2016, due primarily to the $90,000 increase in the net loss period to period.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2017 and 2016

General. For the nine months ended March 31, 2017, we had net loss of $94,000 compared to net income of $652,000 for the nine months ended March 31, 2016, a decrease of $746,000. The decrease in net income resulted primarily from a decrease of $800,000 in noninterest income, which included an $810,000 one-time gain on sale of branch offices realized in the 2016 period and a decrease of $42,000 in net interest income, which were offset in part by a decrease of $8,000 in noninterest expense and a decrease of $88,000 in federal income taxes.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (1)	Average Outstanding Balance	Interest	Yield/ Rate (1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,470	$1,055	4.33%	$30,854	$1,039	4.49%
Investment securities	9,735	150	2.05%	14,421	207	1.91%
Other interest-earning assets(2)	8,698	97	1.49%	8,593	100	1.55%
Total interest-earning assets	50,903	1,302	3.41%	53,868	1,346	3.33%
Noninterest-earning assets	4,880			3,133
Allowance for loan losses	(253)			(267)
Total assets	$55,530			$56,734

Interest-bearing liabilities:
Interest-bearing demand	$2,417	4	0.22%	$2,622	4	0.20%
Savings accounts	23,015	47	0.27%	24,741	53	0.29%
Certificates of deposit	7,899	43	0.73%	8,389	46	0.73%
Total deposits	33,331	94	0.38%	35,752	103	0.38%
FHLB advances	5,920	65	1.46%	6,921	58	1.12%
Total interest-bearing liabilities	39,251	159	0.54%	42,673	161	0.50%
Noninterest-bearing liabilities	8,847			7,720
Total liabilities	48,098			50,393
Equity	7,432			6,341
Total liabilities and equity	$55,530			$56,734

Net interest income		$1,143			$1,185
Net interest rate spread (3)			2.87%			2.83%
Net interest-earning assets (4)	$11,652			$11,195
Net interest margin (5)			2.99%			2.93%
Average interest-earning assets to interest-bearing liabilities	129.69%			126.23%

(1) Yields and rates are annualized.

(2) Consists of stock in the FHLB and interest-earning demand and time deposits in other banks.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $44,000, or 3.3%, to $1.3 million for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The decrease resulted primarily from a $57,000 decrease in interest on investment securities offset in part by a $16,000 increase in interest on loans receivable. The average balance of investment securities decreased $4.7 million, or 32.5%, to $9.7 million during the nine months ended March 31, 2017 from $14.4 million during the nine months ended March 31, 2016, and the average yield on investment securities increased 14 basis points to 2.05% for the 2017 period from 1.91% for the 2016 period. The average balance of loans receivable increased $1.6 million, or 5.2%, to $32.5 million during the nine months ended March 31, 2017 from $30.9 million during the nine months ended March 31, 2016, but the average yield on loans decreased 16 basis points to 4.33% during the nine months ended March 31, 2017 from 4.49% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $2,000, or 1.2%, to $159,000 for the nine months ended March 31, 2017 from $161,000 for the nine months ended March 31, 2016. Interest expense on deposits decreased $9,000, or 8.7%, to $94,000 for the nine months ended March 31, 2017 from $103,000 for the nine months ended March 31, 2016. The decrease was primarily due to a decrease of $2.4 million, or 6.8%, in the average balance of interest-bearing deposits to $33.3 million for the nine month period in 2017 from $35.7 million for the comparable period in 2016. The average cost of interest-bearing deposits remained at 0.38% for the nine months ended March 31, 2017 and 2016. Interest expense on borrowings increased $7,000 to $65,000 for the nine months ended March 31, 2017 from $58,000 for the nine months ended March 31, 2016. The average balance of FHLB advances decreased $1.0 million to $5.9 million for the nine months ended March 31, 2017 from $6.9 million for the nine months ended March 31, 2016, while the average cost of these advances increased 34 basis points to 1.46% from 1.12% period-to-period.

Net Interest Income. Net interest income decreased $42,000, or 3.5%, to $1.1 million for the nine months ended March 31, 2017 from $1.2 million for the nine months ended March 31, 2016. Our net interest rate spread increased to 2.87% for the nine months ended March 31, 2017 from 2.83% for the nine months ended March 31, 2016, and our net interest margin increased to 2.99% for the nine months ended March 31, 2017 from 2.93% for the comparable nine-month period in 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the nine months ended March 31, 2017 or 2016. The allowance for loan losses was $253,000, or 0.80% of total loans at March 31, 2017, compared to $253,000, or 0.79% of total loans at March 31, 2016. Total nonperforming loans were $372,000 at March 31, 2017, compared to $283,000 at March 31, 2016. Classified (substandard, doubtful and loss) loans were $1.0 million at March 31, 2017, compared to $792,000 at March 31, 2016, and total loans past due greater than 30 days were $221,000 and $177,000 at March 31, 2017 and 2016, respectively. The Bank had no net charge-offs during the nine months ended March 31, 2017 compared to $35,000 for the nine months ended March 31, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 68.0% at March 31, 2017 compared to 89.4% at March 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $800,000, or 77.8%, to $228,000 for the nine months ended March 31, 2017 from $1.0 million for the nine months ended March 31, 2016. The decrease was due to the gain on the sale of the branches of $810,000 during the 2016 period. Service charges and fees decreased $21,000, or 10.0%, to $188,000 during the nine months ended March 31, 2017 compared to $209,000 during the same period in 2016. This decrease was partially offset by a gain on the sale of foreclosed assets of $29,000 in the nine months ending March 2017 compared to a net gain of $1,000 on foreclosed assets sold during the same period in 2016 and an increase of $3,000 in other operating income in the nine months ended March 31, 2017, compared to the 2016 period.

Noninterest Expense. Noninterest expense decreased $8,000, or 0.5%, to $1.5 million for the nine months ended March 31, 2017 compared to the same period in 2016. The decrease was due primarily to a decrease in occupancy and equipment of $17,000, or 18.3% attributable to non-recurring expense during the 2016 period, a decrease in data processing of $9,000, or 3.6%, as a result of having two less branch offices, and a decrease in FDIC premiums of $35,000, due to a decrease in the insurance rates period to period. These decreases were partially offset by an increase in salaries, employee benefits and directors’ fees of $28,000 or 4.7%, and an increase in correspondent bank service charges of $33,000, or 23.2%, as a result of our switch from VISA to Master Card. We anticipate reimbursement of most of that expense per our contract.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to possible implementation of a stock-based benefit plan, if approved by our stockholders. Additionally, we intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $56,000 for the nine months ended March 31, 2017, compared to $32,000 in expense recognized during the nine months ended March 31, 2016.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans, and advances from the FHLB-Cincinnati. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by market interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(64,000) and $54,000 for the nine months ended March 31, 2017 and 2016, respectively. Net cash

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

provided by (used in) investing activities was $3.3 million and $(11.6) million for the nine months ended March 31, 2017 and 2016, respectively. The change in cash flows in investing activities resulted primarily from the sale of two branch offices in July 2015 which resulted in cash paid of $12.6 million during the nine months ended March 31, 2016. Cash provided by financing activities was $1.6 million and $5.6 million in the nine months ended March 31, 2017 and 2016, respectively.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At March 31, 2017, we had outstanding commitments to originate loans of $1.0 million, we had commitments under undisbursed construction loans of $83,000 and commitments under home equity lines of credit of $2.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $4.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)       There were no sales of unregistered securities during the period covered by this report.

(b)       Not applicable.

(c)       There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	May 15, 2017	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	May 15, 2017	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561).

3.2	Bylaws of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.