Form 10-K
period 2017-06-30
Community Savings Bancorp, Inc.
filed 2017-09-28
CIK 1682593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017.
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.
Commission file number: 000-55732
COMMUNITY SAVINGS BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	81-3840964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
425 Main Street, Caldwell, Ohio	43724
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (740) 732-5678
Securities registered pursuant to Section 12(b) of the Act:       None
(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
There was no outstanding voting common equity of the Registrant as of December 31, 2016. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on January 11, 2017, the first date of trading in the common stock, was approximately $5.7 million.
As of September 28, 2017, there were 441,290 issued and outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

i

PART I
ITEM 1.   Business
FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:
•
statements of our goals, intentions and expectations;

•
statements regarding our business plans, prospects, growth and operating strategies;

•
statements regarding the asset quality of our loan and investment portfolios; and

•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Annual Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:
•
our ability to manage our operations under the economic conditions in our market area;

•
adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•
significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•
credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•
the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•
competition among depository and other financial institutions;

•
our success in increasing our one- to four-family residential real estate lending;

•
our ability to attract and maintain deposits and our success in introducing new financial products;

•
our ability to maintain our asset quality even as we continue to originate consumer and non-residential real estate loans;

•
changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•
fluctuations in the demand for loans, which may be affected by the cyclical nature of the oil and gas exploration industry in our market area and the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•
changes in consumer spending, borrowing and savings habits;

•
declines in the yield on our assets resulting from the current low interest rate environment;

•
risks related to a high concentration of loans secured by real estate located in our market area;

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•
changes in the level of government support of housing finance;

•
our ability to enter new markets successfully and capitalize on growth opportunities;

•
changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•
changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•
loan delinquencies and changes in the underlying cash flows of our borrowers;

•
our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•
the failure or security breaches of computer systems on which we depend;

•
the ability of key third-party service providers to perform their obligations to us;

•
changes in the financial condition or future prospects of issuers of securities that we own; and

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

BUSINESS OF COMMUNITY SAVINGS BANCORP, INC.
Community Savings Bancorp, Inc. (the “Company”) was incorporated in Maryland on August 24, 2016 as part of the mutual-to-stock conversion of the “Bank”, for the purpose of becoming the savings and loan holding company of Community Savings. Since being incorporated, the Company’s activity has included holding the common stock of Community Savings, retaining approximately 50% of the net cash proceeds of the stock conversion offering and making a loan to the employee stock ownership plan of Community Savings. We have engaged in no material operations.
The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Regulation and Supervision — Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in Community Savings.
Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering that was consummated in January 2017, and any dividends we receive from Community Savings. We neither own nor lease any property, but pay a fee to Community Savings for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Community Savings who also serve as officers of Community Savings Bancorp, Inc. We use the support staff of Community Savings from time to time and pay a fee to Community Savings for the time devoted to Community Savings Bancorp, Inc. by employees of Community Savings. However, these persons are not separately compensated by Community Savings Bancorp, Inc. Community Savings Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.
BUSINESS OF COMMUNITY SAVINGS
General
We conduct our business from our full-service banking office in Caldwell, Ohio, which is in, and is the County Seat of, Noble County, located in southeastern Ohio. Caldwell is approximately 90 miles southeast of Columbus, Ohio and is mostly rural. Our primary market area is Noble County. To a lesser extent, we also originate loans in Guernsey, Washington and Monroe Counties, Ohio, and Wood County, West Virginia.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans, the vast majority of which are home equity lines of credit. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2017, $23.6 million, or 73.9% of our total loan portfolio, was comprised of one-to-four-family residential real estate loans, and at this date an additional $3.1 million, or 9.6% of our total loan portfolio, was comprised of home equity loans and home equity lines of credit. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At June 30, 2017, we had $4.5 million in advances outstanding with the FHLB-Cincinnati.
For the fiscal years ended June 30, 2017 and 2016, we had net income (loss) of  $(134,000) and $679,000, respectively. In July 2015, we sold two branch offices in Cambridge, Ohio, approximately 25 miles north of Caldwell, which resulted in a gain of  $810,000 during fiscal 2016. The significant noninterest expense to operate these two branch offices, it was determined, impeded the Bank’s ability for organic growth. Therefore, the board decided to sell the deposits and premises and equipment of these branch offices, while retaining the loans from these offices, and focus the Bank’s resources on organic growth through our main office in Caldwell. Excluding this one-time gain, we would have experienced a loss of $109,000 for fiscal 2016. See “Management Discussion and Analysis of Financial Condition and Results of Operation — Comparison of Operating Results for the Fiscal Years Ended June 30, 2017 and 2016.”

In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Many landowners in our market area have leased their properties for these purposes, and an increase in the price of oil and gas has generally resulted in increases in deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand. Following a decrease in these commodities prices, as was experienced beginning in 2014 and continuing through fiscal 2017, we have experienced a decrease in some of these revenues and resultant deposits.
Our current business strategy includes continuing our disciplined underwriting practices to maintain our strong asset quality; continuing our emphasis on originating one-to-four-family residential real estate loans; continuing to increase the origination of consumer loans; and enhancing core earnings by increasing lower-cost transaction and savings accounts.
Community Savings is subject to comprehensive regulation and examination by its primary federal regulator, the OCC.
Our executive and administrative office is located at 425 Main Street, Caldwell, Ohio 43724, and our telephone number at this address is (740) 732-5678. Our website address is www.mycommunitysavings.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Market Area
We conduct our business from our full-service office in Caldwell, Ohio, which is located in and is the County Seat of, Noble County, Ohio, approximately 90 miles southeast of Columbus, Ohio. Noble County is largely rural. To a lesser extent, we also originate loans in Guernsey, Washington and Monroe Counties, Ohio, and Wood County, West Virginia. In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Certain residents in our market area derive income from oil and gas exploration-related activities, such as from leasing land for exploration purposes. An increase in the price of oil and gas has generally resulted in increases in revenues and resultant deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand.
According to the United States census, the estimated July 2015 population of Noble County was 14,326, representing a decrease of 2.2% from the 2010 census population of 14,645. During this same time period, the population of Ohio is estimated to have grown by 0.7%, and the United States population grew by an estimated 4.1%. In 2014, the median household income for Noble County was $37,126, compared to median household incomes of  $48,849 and $53,482 for Ohio and the United States, respectively.
Competition
We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2017, based on the most recent available FDIC data, there were only three FDIC-insured financial institutions with offices in Noble County, of which we ranked third, with a market share of deposits of 17.4%. We do not have a significant market share of either deposits or residential lending in any other county in our market area.
Lending Activities
General.   Our principal lending activity is originating one- to four-family residential real estate, consumer and home equity loans, and, to a lesser extent, commercial real estate and multifamily loans. We generally retain the loans that we originate, however, we have sold loans on occasion in the secondary market. Loan sales are done on a servicing-released basis. In recent years, we experienced significant increases in our consumer loan portfolio resulting from purchases of auto loans from a third-party source. This source sold its business and as a result our consumer loan portfolio has decreased. We continue to seek a relationship with other third-party referral sources that would generate automobile loans that fit our risk tolerance. Development of our own internal indirect auto lending program is not expected within the next twelve months. We expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations in the future, including our intention to increase our emphasis on originating these types of loans in Washington and Monroe Counties. Finally, while our market area does not provide significant opportunities for the origination of commercial real estate and multifamily lending, in the future we will consider originating and/or purchasing these types of loans, subject to our conservative underwriting standards, both within and outside our market area.
Loan Portfolio Composition.   The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.
	At June 30,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four-family residential(1)	$23,600	73.9%	$23,066	70.1%
Commercial real estate and multifamily	1,683	5.3	1,641	5.0
Home equity	3,059	9.6	3,312	10.1
Consumer	3,611	11.3	4,863	14.8
Total loans receivable	31,953	100.0%	32,882	100.0%
Allowance for loan losses	(253)		(253)
Total loans receivable, net	$31,700		$32,629

(1)
At June 30, 2017 and 2016 includes $773,000 and $986,000 of non owner-occupied properties.

Loan Portfolio Maturities.   The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2018. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.
	One- to four- family residential	Commercial real estate and multifamily	Home Equity	Consumer	Total
	(In thousands)
Due During the Years Ending June 30,
2018	$42	$—	$—	$16	$58
2019	64	—	—	184	248
2020	74	—	17	336	427
2021 to 2022	334	13	4	2,066	2,417
2023 to 2027	3,293	760	102	—	4,155
2028 to 2032	7,442	—	611	702	8,755
2033 and beyond	12,351	910	2,325	307	15,893
Total	$23,600	$1,683	$3,059	$3,611	$31,953

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2017 that are contractually due after June 30, 2018.
	Due After June 30, 2018
	Fixed	Adjustable	Total
	(In thousands)
One- to four-family residential	$19,563	$3,995	$23,558
Commercial real estate and multifamily	1,683	—	1,683
Home equity	—	3,059	3,059
Consumer	3,288	307	3,595
Total	$24,534	$7,361	$31,895

Loan Approval Procedures and Authority.   Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns. We will also evaluate a guarantor when a guarantee is provided as part of the loan.
Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Community Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2017, our largest credit relationship consisted of 4 loans which totaled $705,000 and were secured by residential real estate. Our second largest relationship at this date consisted of 2 loans totaling $661,000 and was secured by commercial and residential real estate. At June 30, 2017, these loans were performing in accordance with their repayment terms.
Our President and Chief Executive Officer has approval authority of up to $200,000 for residential and commercial real estate loans, and any loan officer has authority for these types of loans for up to $90,000. Amounts in excess of the authorities require approval of a majority of the board of directors. In certain circumstances, a loan officer’s authority may be raised up to $200,000 and the President’s approval authority may be raised up to $300,000. These are limited to applicants with high credit scores, low debt-to-income and housing ratios, and a loan-to-value ratio at or below 80%.
Generally, we require fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require flood insurance (where appropriate) and may require escrow for property taxes and insurance on our conventional one- to four-family residential loans. For loans exceeding an 80% loan-to-value ratio, we require private mortgage insurance in amounts intended to reduce our exposure to 80% or less.
One- to Four-Family Residential Real Estate Lending.   At June 30, 2017, $23.6 million, or 73.9%, of our total loans, was secured by one- to four-family residential real estate. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at June 30, 2017, these types of loans were comprised of 83.1% fixed-rate loans, and 16.9% adjustable-rate loans.
We generally limit the loan-to-value ratios of our one- to four-family residential real estate loans to 80% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential real estate loans with loan-to-value ratios between 80% and 95% of the purchase price or appraised value, whichever is less, where the borrower obtains private mortgage insurance.
Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 10 to 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2017 was $4.9 million for single-family homes in our market area. On a very limited basis, we also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $3.1 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.
Our adjustable-rate, one- to four-family (owner-occupied) residential real estate loans generally have fixed rates of interest for initial terms of one and three years, and adjust annually thereafter at a margin, which in recent years has been 3.50% and 3.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one and three years. In recent years, our adjustable-rate loans have had a maximum lifetime adjustment of 6% above or 6% below the initial rate of the loan, and the maximum amount by which the interest rate may be increased is generally 2% per adjustment period. Our adjustable-rate loans carry terms to maturity of up to 30 years.
Our adjustable-rate, one- to four-family (owner-occupied) residential real estate loans generally have fixed rates of interest for initial terms of one and three years, and adjust annually thereafter at a margin, which in recent years has been 4.50% and 4.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one and three years.
Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer one- to four-family residential real estate loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We generally do not offer “subprime loans” on one- to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” (i.e., loans to borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
Home Equity Lines of Credit and Loans.   We offer home equity lines of credit and home equity loans, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 80%. We currently offer home equity lines of credit with a draw period of five years and a repayment period of 15 years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 80% for second homes on a case-by-case basis. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At June 30, 2017, we had $3.1 million of home equity lines of credit and fixed-term home equity loans, representing 9.6% of our total loan portfolio. At June 30, 2017, we had $11,000 in home equity loans or lines of credit that were 60 days or more delinquent. At June 30, 2017, $1.4 million of our home equity lines of credit were interest-only loans.

Home equity lines of credit and fixed-term home equity loans have greater risk than one- to four family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.
Consumer Lending.   At June 30, 2017, we had $3.6 million, or 11.3% of our total loan portfolio, in consumer loans, virtually all of which were auto loans, compared to $4.9 million of consumer loans at June 30, 2016. In recent years, we experienced significant increases in our consumer loan portfolio resulting from purchases of auto loans from a third-party source. This source sold its business and as a result our consumer loan portfolio has decreased. We intend to pursue a strategic relationship with another third-party lending source in an effort to originate these types of loans in the future.
Consumer loans have either a variable or fixed-rate of interest for a term of up to six years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles, or recreational vehicles. Automobile loans are generally limited to 95% of the purchase price (excluding sales tax) with respect to new vehicles, and 80% of retail value or cost, whichever is less, with respect to used vehicles.
Generally, automobile loans have greater risk of loss or default than one- to four-family residential real estate loans. We face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. However, we have attempted to address these inherent risks by lending primarily on late-model used vehicles for which, generally, most of the asset’s rapid depreciation has already occurred. Additionally, we actively monitor delinquencies and losses on our indirect loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer loans generally have greater credit risk compared to longer-term loans secured by improved, owner occupied real estate, particularly unsecured loans and consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Commercial Real Estate and Multifamily Lending.   Historically, we have not emphasized commercial real estate and multifamily lending. At June 30, 2017, $1.7 million, or 5.3% of our total loan portfolio, was comprised of commercial real estate and multifamily loans. While our market area does not provide significant opportunities for the origination of commercial real estate and multifamily lending, in the future we will consider purchasing these types of loans, subject to our conservative underwriting standards, within or outside of our market area.
Most of our commercial and multifamily real estate loans have a maximum term of up to 20 years. The interest rates on commercial real estate and multifamily loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At June 30, 2017, our largest commercial real estate loan totaled $631,000 and was secured by a distribution facility. At that date, our largest multifamily real estate loan totaled $93,000 and was secured by an apartment building. At June 30, 2017, both of these loans were performing in accordance with their terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we first consider the financial resources of the borrower, then value of the property, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.25 times.
Commercial real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. There may be additional risk on commercial rentals, where the borrower is not the occupant of the collateral property. If we foreclose on a commercial real estate loan, our holding period for the collateral is typically longer than for one- to four-family residential real estate loans because there are fewer potential purchasers of the collateral. Further, our commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if any of our judgments regarding the collectability of our commercial real estate loans prove incorrect, the resulting charge-offs may be larger on a per loan basis than those incurred with respect to one- to four-family residential loans.
Loan Originations, Participations, Purchases and Sales.
We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers. Almost all of our consumer loans are automobile loans, the vast majority of which we purchased from a third-party referral source. All loans that we originate are underwritten pursuant to our policies and procedures.
We generally retain all shorter-term one- to four-family residential real estate loans that we originate. In recent years, we have sold most of our conforming, fixed-rate, one- to four-family residential real estate loans with terms of greater than 20 years on a servicing-released basis. For the fiscal years ended June 30, 2017 and 2016, we sold no residential real estate loans.
Other than our auto loans, historically we have not purchased loans. During fiscal 2017, we purchased no loans and purchased one loan for $500,000 during fiscal 2016. Additionally, we purchased no auto loans during fiscal 2017 and purchased $3.7 million in fiscal 2016.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.
	Years Ended June 30,
	2017	2016
Total loans, at beginning of period	$32,882	$29,297
Loans originated:
One- to four-family residential	4,917	5,298
Commercial real estate and multifamily	—	382
Home equity	150	748
Consumer	314	363
Total loans originated	5,381	6,791
Loans purchased:
One- to four-family residential	—	—
Commercial real estate and multifamily	—	500
Home equity	—	—
Consumer	—	3,742
Total loans purchased	—	4,242
Loans sold:
One- to four-family residential	—	—
Commercial real estate and multifamily	—	—
Home equity	—	—
Consumer	—	—
Total loans sold	—	—
Other:
Principal repayments	(6,310)	(7,448)
Net loan activity	(929)	3,585
Total loans, at end of period	$31,953	$32,882

Delinquencies, Classified Assets and Nonperforming Assets
Delinquency Procedures.   When a borrower fails to make a required monthly payment on a residential real estate loan, after 30 days the delinquent loan is reported to the board of directors. After 90 days delinquent the loan is transferred to the appropriate collections or risk management personnel. Our policies provide that a late notice be sent when a loan is 15 days past due, and continuing with late notices sent after 30, 60 and 90 days. In addition, we may call the borrower when the loan is 15 days past due, and we attempt to cooperate with the borrower to determine the reason for nonpayment and to work with the borrower to establish a repayment schedule that will cure the delinquency. Once the loan is considered in default, generally at 90 days past due, a certified letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs.
When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed assets until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
Delinquent commercial real estate and consumer loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.
Troubled Debt Restructurings.   We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2017, we had $85,000 loans that were classified as troubled debt restructuring.
Delinquent Loans.   The following table sets forth our loan delinquencies by type and amount at the dates indicated.
	Loans Delinquent For				Total
	30 – 89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
One- to four-family residential	6	$127	3	$65	9	$192
Commercial real estate and multifamily	—	—	1	13	1	13
Home equity	1	11	—	—	1	11
Consumer	—	—	—	—	—	—
Total	7	$138	4	$78	11	$216
At June 30, 2016
One- to four-family residential	4	$194	1	$46	5	$240
Commercial real estate and multifamily	1	15	—	—	1	15
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	5	$209	1	$46	6	$255

Classified Assets.   Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At June 30, 2017, we had no loans designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.
In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”
The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at June 30, 2017 and 2016 include approximately $369,000 and $324,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $3,000 and $3,000 at June 30, 2017 and 2016, respectively.
	At June 30,
	2017	2016
	(In thousands)
Classified assets:
Substandard loans(1)	$861	$881
Doubtful loans	—	—
Loss loans	—	—
Real estate owned and other repossessed assets	17	34
Total classified assets	878	915
Special Mention	—	—
Total criticized assets	$878	$915

(1)
Includes nonaccruing loans that are more than 90 days past due.

Nonperforming Assets.   The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.
	At June 30,
	2017	2016
	(Dollars in thousands)
Nonaccrual loans:
One- to four-family residential	$337	$310
Commercial real estate and multifamily	13	—
Home equity	17	14
Consumer	2	—
Total	369	324
Accruing loans 90 days or more past due:
One- to four-family residential	—	—
Commercial real estate and multifamily	—	—
Home equity	—	—
Consumer	—	—
Total loans 90 days or more past due	—	—
Total nonperforming loans	369	324
Foreclosed assets	17	34
Total nonperforming assets	$386	$358
Accruing troubled debt restructurings:
One- to four-family residential	$74	$78
Commercial real estate and multifamily	—	—
Home Equity	11	—
Consumer	—	—
Total	$85	$78
Ratios:
Total nonperforming loans to total loans	1.15%	0.99%
Total nonperforming assets to total assets	0.69%	0.66%
Total nonperforming loans and TDRs to total loans	1.42%	1.22%
Total nonperforming assets and TDRs to total assets	0.85%	0.80%
For the years ended June 30, 2017 and 2016, gross interest income that would have been recorded had our nonaccruing loans been current in accordance with their original terms was $15,000 and $8,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2017 and 2016 subsequent to their being placed on nonaccrual status.
Other Loans of Concern.   At June 30, 2017 and 2016, there were $492,000 and $557,000, respectively, of other loans, all of which were mortgage loans that are classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Loan Losses
Analysis and Determination of the Allowance for Loan Losses.   Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.
Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.
Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal if it is less than 12 months old, adjusted for current economic conditions and other factors, or a new independent appraisal, and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.
Specific Allowances for Identified Problem Loans.   We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance on the Remainder of the Loan Portfolio.   We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

The following table sets forth activity in our allowance for loan losses for the years indicated.
	At or For the Years Ended June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$253	$288
Charge-offs:
One- to four-family residential	—	(13)
Commercial real estate and multifamily	—	—
Home equity	—	—
Consumer	—	(26)
Total charge-offs	—	(39)
Recoveries:
One- to four-family residential	—	1
Commercial real estate and multifamily	—	—
Home equity	—	—
Consumer	—	3
Total recoveries	—	4
Net charge-offs	—	(35)
Provision for loan losses	—	—
Balance at end of year	$253	$253
Ratios:
Net charge-offs to average loans outstanding	0.00%	(0.11)%
Allowance for loan losses to non-performing loans at end of year	68.56%	78.09%
Allowance for loan losses to total loans at end of year	0.79%	0.77%
Allocation of Allowance for Loan Losses.   The following table sets forth the allowance for loan losses allocated by loan category, the percent of the allowance in each loan category to the total allowance and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.
	At June 30,
	2017			2016
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
One- to four-family residential	$162	64.0%	73.9%	$161	63.6%	70.1%
Commercial real estate and multifamily	8	3.2	5.2	10	4.0	5.0
Home equity	21	8.3	9.6	22	8.7	10.1
Consumer	20	7.9	11.3	24	9.5	14.8
Total allocated allowance	211	83.4	100.0	217	85.8	100.0
Unallocated allowance	42	16.6	—	36	14.2	—
Total allowance for loan losses	$253	100.0%	100.0%	$253	100.0%	100.0%

At June 30, 2017, our allowance for loan losses represented 0.79% of total loans and 68.6% of nonperforming loans, and at June 30, 2016, our allowance for loan losses represented 0.77% of total loans and 78.1% of nonperforming loans. There were $0 and $35,000 in net loan charge-offs during the fiscal years ended June 30, 2017 and 2016, respectively.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may have judgments different than management’s, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Investment Activities
General.   Our investment policy is established by the board of directors. The objectives of the policy are to: (i) ensure adequate liquidity for loan demand and deposit fluctuations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) manage interest rate risk in accordance with our interest rate risk policy; (iii) provide collateral for pledging requirements; (iv) maximize return on our investments; and (v) maintain a balance of high quality diversified investments to minimize risk.
Our board of directors serves as the Investment Committee and is responsible for implementing our investment policy, including approval of investment strategies and monitoring investment performance. The board of directors regularly reviews our investment strategies and the market value of our investment portfolio.
We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available-for-sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.
Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At June 30, 2017, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the FHLB-Cincinnati as well as municipal securities.
U.S. Government and Agency Obligations.   At June 30, 2017, we had no U.S. government and agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we may invest in these securities, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Mortgage-Backed Securities.   At June 30, 2017, we had mortgage-backed securities with a carrying value of  $5.9 million, which constituted 67.4% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Community Savings. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMO”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae. We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase. Our investment in CMOs totaled $313,000 at June 30, 2017.
Municipal Securities.   At June 30, 2017, we had taxable municipal securities with a carrying value of $1.4 million, which constituted 15.8% of our securities portfolio, and non-taxable municipal securities with a carrying value of  $1.5 million, which constituted 16.8% of our securities portfolio.
Other Securities.   We hold common stock of the FHLB-Cincinnati in connection with our borrowing activities. The FHLB-Cincinnati common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB-Cincinnati stock due to restrictions placed on its transferability. We may be required to purchase additional FHLB-Cincinnati stock if we increase borrowings in the future. We also hold stock in our data service provider pursuant to the requirements of the servicing agreement.
The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB-Cincinnati common stock and the stock in our data service provider) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.
	At June 30,
	2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S government and agency securities	$—	$—	$1,500	$1,497
Mortgage-backed securities	5,595	5,613	5,492	5,573
Collateralized mortgage obligations	307	313	515	532
Municipal securities, taxable	1,393	1,393	1,425	1,438
Municipal securities, non-taxable	1,466	1,479	2,032	2,057
Total securities available for sale	$8,761	$8,798	$10,964	$11,097
Sources of Funds
General.   Deposits, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes. We also use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds.
Deposits.   We offer deposit products having a range of interest rates and terms. We currently offer noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts and certificates of deposit. Pursuant to our business strategy, we are seeking to continue to emphasize our core deposit accounts rather than grow our certificates of deposit accounts by aggressively pricing our core deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In fiscal 2017 our total deposits increased by 3.5%. This growth was organic and local, and primarily in the form of demand deposit balances, which saw an increase of  $849,000. Total time deposits saw growth of  $218,000 for the same period. In fiscal 2016, we experienced a decrease in deposits as a result of the sale of  $15.1 million of deposits in connection with our branch sales. Additionally, due to the cyclical nature of the oil and gas exploration industry, deposits have historically increased during times when the price of gas and oil increases, which results in increased land leases in our market area. Following a decrease in these commodities prices, as was experienced in 2014 and 2015, we would expect a decrease in some of these deposits, and we believe that the additional decrease in fiscal 2016 was a result of this cycle.
In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2017, $8.1 million, or 19.6% of our total deposit accounts, were certificates of deposit, of which $4.2 million had maturities of one year or less.
The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.
	For the Fiscal Years Ended June 30,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Statement savings	$23,108	56.4%	0.28%	$24,416	57.2%	0.28%
Noninterest-bearing demand	7,611	18.6	—	7,406	17.3	—
Interest-bearing demand	2,340	5.7	0.17	2,590	6.1	0.19
Certificates of deposit	7,917	19.3	0.72	8,284	19.4	0.72
Total deposits	$40,976	100.0%	0.37%	$42,696	100.0%	0.38%

As of June 30, 2017, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.8 million. The following table sets forth the maturity of those certificates as of June 30, 2017.
At June 30, 2017
(In thousands)
Three months or less	$—
Over three months through six months	500
Over six months through one year	380
Over one year to three years	543
Over three years	1,350
Total	$2,773

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.
	At June 30,
	2017	2016
	(In thousands)
Interest Rate:
Less than 1.00%	$5,383	$5,800
1.01% – 1.99%	2,752	2,117
2.00% – 2.99%	—	—
3.00% – 3.99%	—	—
Total	$8,135	$7,917

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at June 30, 2017.
	At June 30, 2017
	Period to Maturity
	Less Than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than or equal to 1.00%	$4,173	$860	$350	$—	$5,383	66.2%
1.01% – 1.99%	24	—	646	2,082	2,752	33.8
Total	$4,197	$860	$996	$2,082	$8,135	100.0%

Borrowings.   We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At June 30, 2017, we had $4.5 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2017, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $10.0 million.
In addition, Community Savings has lines of credit arrangements with the Federal Reserve Bank of Cleveland and Comerica Bank totaling $745,000 and $300,000, respectively, at June 30, 2017. No borrowing was outstanding for these lines of credit at June 30, 2017.
The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:
	At or For the Years Ended June 30,
	2017	2016
	(Dollars in thousands)
FHLB:
Balance at end of year	$4,500	$7,250
Average balance during year	$5,572	$7,020
Maximum outstanding at any month end	$6,200	$7,750
Weighted average interest rate at end of year	1.60%	1.06%
Average interest rate during year	1.56%	1.14%

Subsidiary Activities
Community Savings is the wholly owned subsidiary of Community Savings Bancorp, Inc. Community Savings has one subsidiary, Community Financial Services, LLC, an Ohio corporation which we incorporated in 2008 for the purpose of providing and selling various insurance products. Since its incorporation, this company has not conducted any operations.
Expense and Tax Allocation Agreements
Community Savings has entered into an agreement with Community Savings Bancorp, Inc. to provide it with certain administrative support services, whereby Community Savings will be compensated at not less than the fair market value of the services provided. In addition, Community Savings and Community Savings Bancorp, Inc. has entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Employees
As of June 30, 2017 we had 16 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
REGULATION AND SUPERVISION
General
As a federal savings association, Community Savings is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Community Savings also is a member of and owns stock in the FHLB-Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.
Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Community Savings or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.
In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.
As a savings and loan holding company, Community Savings Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Community Savings Bancorp, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Community Savings Bancorp, Inc. and Community Savings.

Set forth below is a brief description of material regulatory requirements that are applicable to Community Savings and Community Savings Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Community Savings and Community Savings Bancorp, Inc.
Federal Banking Regulation
Business Activities.   A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Community Savings may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Community Savings may also establish subsidiaries that may engage in certain activities not otherwise permissible for Community Savings, including real estate investment and securities and insurance brokerage.
Capital Requirements.   Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio. These capital requirements were effective January 1, 2015 and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% of risk-weighted assets on January 1, 2019.
At June 30, 2017, Community Savings’ capital exceeded all applicable requirements.
Loans-to-One Borrower.   Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2017, Community Savings was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test.   As a federal savings association, Community Savings must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Community Savings must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Community Savings also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.
A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2017, Community Savings satisfied the QTL test.
Capital Distributions.   Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:
•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•
the savings association would not be at least adequately capitalized following the distribution;

•
the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Community Savings, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:
•
the federal savings association would be undercapitalized following the distribution;

•
the proposed capital distribution raises safety and soundness concerns; or

•
the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.
Community Reinvestment Act and Fair Lending Laws.   All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Community Savings received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.   A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Community Savings. Community Savings Bancorp, Inc. is an affiliate of Community Savings because of its control of Community Savings. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
Community Savings’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:
•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Community Savings’ capital.

In addition, extensions of credit in excess of certain limits must be approved by Community Savings’ board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement.   The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Interstate Banking and Branching.   Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.
Prompt Corrective Action.   Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable OCC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An “undercapitalized” bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the “undercapitalized” institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed “undercapitalized” or the amount necessary to achieve the status of  “adequately capitalized.” If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the Federal Reserve Board to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
At June 30, 2017, Community Savings met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts.   The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Community Savings. Deposit accounts in Community Savings are insured by the FDIC generally up to a maximum of  $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of  $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC, which has exercised that discretion by establishing a long range fund ratio of 2%.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Community Savings. We cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.
Privacy Regulations.   Federal regulations generally require that Community Savings disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Community Savings is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Community Savings currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
USA Patriot Act.   Community Savings is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.
Prohibitions Against Tying Arrangements.   Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations
Interest and other charges collected or contracted for by Community Savings are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; and

•
Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Community Savings also are subject to, among others, the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System
The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Community Savings is in compliance with these requirements.
Federal Home Loan Bank System
Community Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Community Savings was in compliance with this requirement at June 30, 2017. Based on redemption provisions of the FHLB-Cincinnati, the stock has no quoted market value and is carried at cost. Community Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Cincinnati. As of June 30, 2017, no impairment has been recognized.
Holding Company Regulation
Community Savings Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Community Savings Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Community Savings.

As a savings and loan holding company, Community Savings Bancorp, Inc.’s activities are limited to those activities permissible by law for financial holding companies (if Community Savings Bancorp, Inc. makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.
Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.
Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in December 2014 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations implementing this amendment were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.
The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Community Savings Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

In order for Community Savings Bancorp, Inc. to be regulated as savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Community Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2017, Community Savings maintained 88.7% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.
Federal Securities Laws
Community Savings Bancorp, Inc. common stock is registered with the Securities and Exchange Commission after the conversion and stock offering. Community Savings Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
The registration under the Securities Act of 1933 of shares of common stock issued in Community Savings Bancorp, Inc.’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Community Savings Bancorp, Inc. may be resold without registration. Shares purchased by an affiliate of Community Savings Bancorp, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Community Savings Bancorp, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Community Savings Bancorp, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Community Savings Bancorp, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Community Savings Bancorp may permit affiliates to have their shares registered for sale under the Securities Act of 1933.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Community Savings Bancorp, Inc. unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as was the case with Community Savings Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.
In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

TAXATION
Federal Taxation
General.   Community Savings Bancorp, Inc. and Community Savings are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Community Savings Bancorp, Inc. and Community Savings.
Method of Accounting.   For federal income tax purposes, Community Savings currently reports its income and expenses on the cash method of accounting and uses a tax year ending June 30th for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax.   The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2017, Community Savings had no minimum tax credit carryforward.
Net Operating Loss Carryovers.   Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2017, Community Savings had $787,000 of federal net operating loss carryforwards and no Ohio state net operating loss carryforwards available for future use.
Capital Loss Carryovers.   Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2017, Community Savings had no capital loss carryover.
Corporate Dividends.   We may generally exclude from our income 100% of dividends received from Community Savings as a member of the same affiliated group of corporations.
Audit of Tax Returns.   Community Savings’ federal income tax returns have not been audited in the most recent five-year period.
State Taxation
Community Savings Bancorp, Inc. and Community Savings are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Community Savings Bancorp, Inc. and Community Savings will file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Community Savings is not currently under audit with respect to its Ohio FIT returns. As a Maryland business corporation, Community Savings Bancorp, Inc. is required to file an annual report with and pay personal property taxes to the State of Maryland.
Availability of Annual Report on Form 10-K
This Annual Report on Form 10-K is available on our website at www.mycommunitysavings.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.   Risk Factors
The presentation of Risk Factors is not required for smaller reporting companies like Community Savings Bancorp, Inc.
ITEM 1B.   Unresolved Staff Comments
None.
ITEM 2.   Properties
At June 30, 2017, the net book value of our properties was $458,000. We own our full-service office located at 425 Main Street, Caldwell, Ohio and believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.
ITEM 3.   Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.
ITEM 4.   Mine Safety Disclosures
Not applicable.

PART II
ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market, Holder and Dividend Information.   The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “CCSB.” The approximate number of holders of record of Community Savings Bancorp, Inc. common stock as of September 28, 2017 was 61. Certain shares of Community Savings Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Community Savings Bancorp, Inc.’s common stock for the fiscal year ended June 30, 2017. The common stock did not trade until January 11, 2017; and accordingly, no information is presented for prior periods.
	High	Low
Quarter ended June 30, 2017	$14.21	$13.62
Quarter ended March 31, 2017	15.25	12.98
Community Savings Bancorp, Inc. does not currently pay cash dividends on its common stock. Dividend payments by Community Savings Bancorp, Inc. are dependent on dividends it receives from Community Savings, because Community Savings Bancorp, Inc. has no source of income other than dividends from Community Savings, earnings from the investment of proceeds from the sale of shares of common stock retained by Community Savings Bancorp, Inc. and interest payments with respect to Community Savings Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business — Regulation and Supervision — Federal Banking Regulation — Capital Distributions.”
(b)   Report of Offering of Securities and Use of Proceeds Therefrom.   Not applicable.
(c)   Securities Authorized for Issuance Under Equity Compensation Plans.   None.
ITEM 6.   Selected Financial Data
Not required for smaller reporting companies.
ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page F-1 of this Annual Report. You should read the information in this section in conjunction with the business and financial information regarding Community Savings Bancorp, Inc. provided in this Annual Report.
Overview
We conduct our business from our full-service banking office in Caldwell, Ohio, which is in, and is the County Seat of, Noble County, located in southeastern Ohio. Caldwell is approximately 90 miles southeast of Columbus, Ohio and is mostly rural. Our primary market area is Noble County. To a lesser extent, we also originate loans in neighboring Guernsey, Washington and Monroe Counties, Ohio, and Wood County, West Virginia. In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Certain residents in our market area have leased their properties for oil and gas exploration and related purposes. As a result, an increase in the price of oil and gas has generally resulted in increases in deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2017, $23.6 million, or 73.9% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, and at this date an additional $3.1 million, or 9.6% of our total loan portfolio, was comprised of home equity loans. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion, we also utilize funds from a line of credit with another bank. At June 30, 2017, we had $4.5 million in advances outstanding with the FHLB-Cincinnati.
For the fiscal years ended June 30, 2017 and 2016, we had net income (loss) of  $(134,000) and $679,000, respectively. In July 2015, we sold two branch offices in Cambridge, Ohio, approximately 25 miles north of Caldwell, which resulted in a gain of  $810,000 during fiscal 2016. The significant noninterest expense to operate these two branch offices, it was determined, impeded our ability for organic growth. Therefore, the Board decided to sell the deposits and premises and equipment of these branch offices, while retaining the loans from these offices, and focus our resources on organic growth through our main office in Caldwell. Excluding this one-time gain, we would have experienced a loss of  $(109,000) for fiscal 2016.
Community Savings is subject to comprehensive regulation and examination by its primary federal regulator, the OCC.
Our executive and administrative office is located at 425 Main Street, Caldwell, Ohio 43724, and our telephone number at this address is (740) 732-5678. Our website address is www.mycommunitysavings.com. Information on our website is not incorporated into this Annual Report and should not be considered part of this Annual Report.
Business Strategy
Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:
•
Prudently growing our asset size by continuing to emphasize the origination of one- to four-family residential real estate loans, including an increased emphasis on originating these types of loans in Washington and Monroe Counties, Ohio.   We will continue to emphasize the origination of one- to four-family residential real estate loans in our market area. At June 30, 2017, $23.6 million, or 73.9% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•
Continuing to emphasize disciplined underwriting practices in order to maintain the quality of our loan portfolio.   As we emphasize slow and steady growth in our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and monitoring processes. At June 30, 2017 and 2016, we had $369,000 and $324,000 of nonperforming loans, respectively, which includes $78,000 and $46,000 of loans 90 days or more delinquent, respectively.

•
Continuing to supplement our one- to four-family residential real estate lending with the origination of non-residential lending.   We intend to continue to originate consumer and home equity loans and lines of credit. Additionally, although there are limited opportunities for the origination of commercial real estate loans in our market area, we would consider purchasing commercial real estate loans, subject to our strict underwriting criteria.

•
Continuing to rely on our historically favorable funding mix which emphasizes lower-cost transaction and savings accounts.   During the fiscal years ended June 30, 2017 and 2016, the average balance of our certificates of deposits comprised 19.3% and 19.4% of total average deposits, with core deposits (statements savings, noninterest-bearing demand and interest-bearing demand accounts) comprising the remainder. We will continue to emphasize accruing these lower-cost core deposits which will benefit our net interest spread.

•
Continuing to manage interest rate risk.   We intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans with maturities of greater than 20 years.

Additionally we intend to continue to emphasize the origination of home equity loans and lines of credit, which generally have adjustable rates of interest and have shorter terms to maturity than our one- to four-family residential real estate loans.
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
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
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
Fair Value Measurements.   The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 14 of the Financial Statements “— Disclosures About Fair Value of Assets and Liabilities.”
Comparison of Financial Condition at June 30, 2017 and June 30, 2016
Total Assets.   Total assets increased $1.3 million, or 2.5%, to $55.6 million at June 30, 2017 from $54.3 million at June 30, 2016. The increase was due to increases in cash and cash equivalents, primarily from proceeds from the stock offering and maturities of investment securities, offset in part by decreases in interest-earning time deposits, investment securities and net loans.
Cash and Cash Equivalents.   Cash and cash equivalents increased $5.5 million, or 173.2%, to $8.7 million at June 30, 2017 from $3.2 million at June 30, 2016. The increase in cash and cash equivalents was primarily due to maturities of investment securities and the receipt of proceeds from the stock offering.
Securities available-for-sale.   Investment securities available-for-sale decreased $2.3 million, or 20.7%, to $8.8 million at June 30, 2017 from $11.1 million at June 30, 2016. The decrease in securities available-for-sale was primarily due to maturities, calls, and repayments of  $3.9 million, which were partially offset by purchases of  $1.8 million.
Net Loans.   Net loans decreased $929,000, or 2.8%, to $31.7 million at June 30, 2017 from $32.6 million at June 30, 2016. The decrease in net loans was due primarily to an decrease of  $1.3 million, or 25.7%, in consumer loans to $3.6 million at June 30, 2017 from $4.9 million at June 30, 2016, a decrease of $253,000, or 7.6%, in home equity lines of credit, to $3.1 million at June 30, 2017 from $3.3 million at June 30, 2016, and an increase of  $534,000, or 2.3%, in one- to four-family residential real estate loans. During the fiscal year ended June 30, 2017, we made no purchases of auto loans. During the fiscal year ended 2016, we purchased $3.7 million of auto loans from another financial institution. The outstanding balance of auto loans purchased totaled $2.8 million at June 30, 2017. Although automobile loans generally have greater risk of loss or default than one- to four-family residential real estate loans, management attempted to address these inherent risks by lending primarily on late-model used vehicles for which, generally, most of the asset’s rapid depreciation has already occurred. Automobile loans generally have higher yields than one- to four-family residential real estate loans and also have shorter maturities, consistent with our effort to improve our interest rate risk profile. These auto loans were purchased through one third-party referral source that has since sold its business. Therefore, although consumer loans increased materially in recent years, it is likely that this portfolio will continue to decrease in the future unless we choose to find another third-party origination source or determine to implement an in-house indirect auto lending platform.
Deposits.   Deposits increased $1.4 million, or 3.5%, to $41.5 million at June 30, 2017 from $40.1 million at June 30, 2016. Demand deposits increased $849,000, savings and money market accounts increased $350,000 and certificates of deposit increased $218,000. This growth was organic and local, and primarily in the form of demand deposit balances.
FHLB Advances.   FHLB-Cincinnati advances decreased $2.8 million, or 37.9%, to $4.5 million at June 30, 2017 from $7.3 million at June 30, 2016, as we used cash from maturing securities to pay down FHLB advances.
Total Equity.   Total equity increased $2.7 million, or 41.1%, to $9.4 million at June 30, 2017 from $6.7 million at June 30, 2016. The increase resulted from net proceeds of  $2.9 million from the common stock offering, which was partly offset by the net loss of  $134,000.
Comparison of Operating Results for the Fiscal Years Ended June 30, 2017 and 2016
General.   For the fiscal year ended June 30, 2017, we had a net loss of  $134,000 compared to net income of  $679,000 for the fiscal year ended June 30, 2016, a decrease of  $813,000. The decrease in net income for fiscal 2017 resulted primarily from a decrease of  $804,000 in noninterest income. During fiscal 2016, we had an $810,000 one-time gain on the sale of branch offices.
Interest Income.   Interest income decreased $58,000, or 3.2%, to $1.7 million for the fiscal year ended June 30, 2017 from $1.8 million for the fiscal year ended June 30, 2016. The decrease resulted primarily from a $69,000 decrease in interest on investments offset in part by a $6,000 increase in loan interest income and a $5,000 increase in interest on interest-earning deposits. The average balance of investment securities decreased $3.9 million, or 28.2%, to $9.8 million during the fiscal year ended June 30, 2017 from $13.7 million during the fiscal year ended June 30, 2016, and the average yield on investment securities increased seven basis points to 2.02% for fiscal 2017 from 1.95% for fiscal 2016. The decrease in average balance of investment securities resulted from maturities and pay downs of investment securities. The average balance of loans receivable increased $1.1 million, or 3.4%, to $32.3 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, but the average yield on loans decreased 13 basis points to 4.33% during fiscal 2017 from 4.46% during fiscal 2016, reflecting lower market interest rates.
Interest Expense.   Interest expense decreased $2,000, or 0.9%, to $212,000 for the fiscal year ended June 30, 2017 from $214,000 for the fiscal year ended June 30, 2016. Interest expense on deposits decreased $9,000, or 6.7%, to $125,000 for fiscal 2017 from $134,000 for fiscal 2016. The decrease was primarily due to a decrease of  $1.9 million, or 5.5%, in the average balance of interest-bearing deposits to $33.4 million for fiscal 2017 from $35.3 million for fiscal 2016, and a decrease of one basis point in the average cost of interest-bearing deposits to 0.37% for the fiscal year ended June 30, 2017 from 0.38% for the fiscal year ended June 30, 2016, reflecting the effects of a decreasing interest rate environment. Interest expense on borrowings increased $7,000 to $87,000 for the fiscal year ended June 30, 2017 from $80,000 for the fiscal year ended June 30, 2016. The average balance of advances decreased $1.4 million to $5.6 million for the fiscal year ended June 30, 2017 from $7.0 million for the fiscal year ended 2016, while the average cost of these advances increased 42 basis points to 1.56% from 1.14% year to year, as we paid down maturing short term advances which had lower interest rates. Management elected to fund the pay down of these advances with proceeds from maturing investment securities.
Net Interest Income.   Net interest income decreased $56,000, or 3.5%, to $1.5 million for the fiscal year ended June 30, 2017 from $1.6 million for the fiscal year ended June 30, 2016. The decrease resulted from a decrease of two basis points in our interest rate spread to 2.82% for fiscal 2017 from 2.84% for fiscal 2016. Our net interest margin remained unchanged at 2.95% for fiscal years 2017 and 2016.
Provision for Loan Losses.   Based on our analysis of the factors described in “Critical Accounting Policies — Allowance for Loan Losses,” we did not record a provision for loan losses for either of the fiscal years ended June 30, 2017 or June 30, 2016. The allowance for loan losses was $253,000, or 0.8% of total loans, at June 30, 2017, compared to $253,000, or 0.8% of total loans, at June 30, 2016. Total nonperforming loans were $369,000 at June 30, 2017, compared to $324,000 at June 30, 2016. Classified (substandard, doubtful and loss) loans were $861,000 at June 30, 2017, compared to $881,000 at June 30, 2016, and total loans past due greater than 30 days were $216,000 and $255,000 at June 30, 2017 and June 30, 2016, respectively. We had and no net charge-offs during fiscal 2017 and net charge-offs of  $35,000 during fiscal 2016. As a percentage of nonperforming loans, the allowance for loan losses was 68.6% at June 30, 2017 compared to 78.1% at June 30, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.
Noninterest Income.   Noninterest income decreased $804,000, or 73.2%, to $294,000 for the fiscal year ended June 30, 2017 from $1.1 million for the fiscal year ended June 30, 2016. The decrease was due to a one-time $810,000 gain on the sale of branch offices during fiscal 2016.
Noninterest Expense.   Noninterest expense increased $63,000, or 3.2% to $2.0 million for the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016. The increase was due primarily to an increase in salaries and employee benefits and correspondent bank service charges. Salaries and employee benefits were up $58,000, or 7.4% to $842,000 for the fiscal year ended June 30, 2017 compared to $784,000 for the fiscal year ended 2016. This was due primarily to hiring and training a new loan officer and a new teller supervisor. Correspondent bank service charges were up $47,000, or 25.4% to $232,000 for the fiscal year ended June 30, 2017, from $185,000 for the fiscal year ended 2016, partly due to a one-time charge in connection with our switch from VISA to Mastercard. Also, professional services were up $19,000, or 11.0% to $191,000 for the fiscal year ended June 30, 2017, from $172,000 for the fiscal year ended 2016. These increases were partly offset by decreases in FDIC insurance premiums, impairment loss on foreclosed assets, and occupancy and equipment expense. FDIC premiums decreased $32,000, or 68.1% to $15,000 for the fiscal year ended June 30, 2017 from $47,000 for the fiscal year ended 2016, due primarily to a decrease in premium rates.. Impairment on foreclosed assets decreased by $24,000, or 92.3% to $2,000 for the fiscal year ended June 30, 2017 from $26,000 for the fiscal year ended 2016, due to a decline in foreclosed assets activity. Occupancy and equipment expense decreased $16,000, or 13.7% to $101,000 for the fiscal year ended June 30, 2017 from $117,000 for the fiscal year ended 2016.
Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to the expected implementation of certain benefit plans. Additionally, we intend to withdraw from our multiple-employer defined benefit plan following completion of the conversion and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.
Federal Income Taxes.   Federal income tax expense decreased to an $88,000 benefit for the fiscal year ended June 30, 2017 from an expense of  $22,000 during the fiscal year ended June 30, 2016. The decrease resulted from a decrease in pre-tax income of  $923,000 during fiscal 2017.
Average balances and yields.   The following table sets forth average balance sheets, average yields, and certain other information at and for the years indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Fiscal Years Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,326	$1,400	4.33%	$31,272	$1,394	4.46%
Investment securities	9,812	198	2.02	13,674	267	1.95
Other interest-earning assets	9,479	138	1.46	8,672	133	1.53
Total interest-earning assets	51,617	1,736	3.36	53,618	1,794	3.35
Noninterest-earning assets	3,427			3,138
Allowance for loan losses	(253)			(264)
Total assets	$54,791			$56,492
Interest-bearing liabilities:
Interest-bearing demand	$2,340	$4	0.17	$2,590	5	0.19
Savings accounts	23,108	64	0.28	24,416	69	0.28
Certificates of deposit	7,917	57	0.72	8,284	60	0.72
Total interest-bearing deposits	33,365	125	0.37	35,290	134	0.38
Borrowings	5,572	87	1.56	7,020	80	1.14
Total interest-bearing liabilities	38,937	212	0.54	42,310	214	0.51
Other noninterest-bearing liabilities	7,997			7,646
Total liabilities	46,749			49,956
Equity	7,857			6,536
Total liabilities and equity	$54,791			$56,492
Net interest income		$1,524			$1,580
Net interest rate spread(1)			2.82%			2.84%
Net interest-earning assets(2)	$12,680			$11,308
Net interest margin(3)			2.95%			2.95%
Average of interest-earning assets to interest-bearing liabilities	132.57%			126.73%

(1)
Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)
Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Fiscal Years Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$46	$(40)	$6
Investment securities	(78)	9	(69)
Other interest-earning assets	11	(6)	5
Total interest-earning assets	(21)	(37)	(58)
Interest-bearing liabilities:
Interest-bearing demand	(1)	—	(1)
Savings accounts	(4)	(1)	(5)
Certificates of deposit	(3)	—	(3)
Total deposits	(8)	(1)	(9)
Borrowings	(18)	25	7
Total interest-bearing liabilities	(26)	24	(2)
Change in net interest income	$5	$(61)	$(56)

Management of Market Risk
General.   Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:
•
originating home equity lines of credit and consumer loans, which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger noninterest-bearing checking accounts;

•
emphasizing lower-cost core deposits rather than certificates of deposit;

•
generally selling our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years that we originate and retaining shorter term fixed-rate loans and the adjustable-rate residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•
lengthening the weighted average maturity of our liabilities through longer-term wholesale funding sources such as fixed-rate advances from the FHLB-Cincinnati.

Our full board of directors serves as our Asset/Liability Committee. In this capacity the board develops and implements an asset/liability management plan, and reviews pricing and liquidity needs and assesses our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities. We also engage a third-party asset/liability advisor.
Net Portfolio Value.   The Office of the Comptroller of Currency requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. Institutions are required to develop their own rate sensitivity analysis report, or contract with a third-party vendor which specializes in the analysis of interest rate risk analysis. The model utilized by Community Savings is a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumption of instantaneous rate increases or decreases of 100 to 300 basis points in 100 basis point increments. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
The table below sets forth, as of June 30, 2017, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.
		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Amount	Percent	NPV Ratio(4)	Increase (Decrease) (basis points)
(Dollars in thousands)
+300	$9,146	$(1,676)	(15.49)%	17.45%	(159)
+200	9,785	(1,037)	(9.58)%	18.15%	(89)
+100	10,368	(454)	(4.20)%	18.71%	(33)
—	10,822	—	—%	19.04%	—
-100	11,065	243	2.25%	19.04%	—

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)
Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)
NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2017, in the event of a 200 basis point increase in interest rates, we would experience a 9.6% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.3% increase in net portfolio value.
Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $20,000 and $136,000 for the fiscal years ended June 30, 2017 and 2016, respectively. Net cash provided by (used in) investing activities was $3.9 million and $(10.7 million) in fiscal 2017 and 2016, respectively. The change in cash flows in investing activities resulted primarily from the sale of two branch offices in July 2015 which resulted in cash paid of  $12.6 million during fiscal 2016. Cash provided by financing activities was $1.6 million and $3.6 million in fiscal 2017 and 2016, respectively.
Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, Community Savings exceeded all regulatory capital requirements and was categorized as “well capitalized” under regulatory guidelines.
At June 30, 2017, we had outstanding commitments to originate loans of  $104,000, commitments under undisbursed construction loans of  $323,000 and commitments under home equity lines of credit of $2.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $4.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.
We have, in the past, sold our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years to Community Mortgage Network. In the fiscal year ended June 30, 2017, we sold no loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to utilize the option to sell our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years that we originate from time to time. Under specific circumstances, we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at June 30, 2017 was deemed immaterial.
For information about our loan commitments and unused lines of credit, see Note 13 of the notes to our financial statements beginning on page F-1 of this Annual Report.
We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 16 of the notes to our financial statements beginning on page F-1 of this Annual Report.
Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.
ITEM 8.   Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.   Controls and Procedures
(a)
An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(b)
Management’s annual report on internal control over financial reporting.

This Annual Report does not include management’s report on internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies such as Community Savings Bancorp, Inc.
ITEM 9B.   Other Information
Date of Annual Meeting of Stockholders.
The 2017 Annual Meeting of Stockholders of Community Savings Bancorp, Inc. will be held on Monday, February 19, 2018 at 5:00pm local time at the Bank’s office located at 425 Main St., Caldwell, Ohio 43724.

PART III
ITEM 10.   Directors, Executive Officers and Corporate Governance
Shared Management Structure
The directors of Community Savings Bancorp, Inc. are the same persons who are the directors of Community Savings. In addition, each executive officer of Community Savings Bancorp is also an executive officer of Community Savings. Community Savings Bancorp and Community Savings will continue to have common executive officers and directors until there is a business reason to establish separate management structures.
Executive Officers of Community Savings Bancorp and Community Savings
The following table sets forth information regarding the executive officers of Community Savings Bancorp and Community Savings. Age information is as of June 30, 2017. The executive officers of Community Savings Bancorp and Community Savings are elected annually.
Name	Age	Position
Alvin B. Parmiter	47	President and Chief Executive Officer
Directors of Community Savings Bancorp and Community Savings
Community Savings Bancorp has five directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Community Savings will be elected by Community Savings Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of June 30, 2017, the years when they began serving as directors of Community Savings and when their current terms expire.
Name(1)	Position(s) Held With Community Savings	Age	Director Since	Current Term Expires
Michael Schott	Chairman of the Board	65	1999	2019
Brian Shanahan	Director	57	2008	2018
Dominic Crock	Director	41	2012	2017
Scott Wright	Director	54	2013	2018
Alvin B. Parmiter	President, Chief Executive Officer and Director	47	1998	2017

(1)
The mailing address for each person listed is 425 Main Street, Caldwell, Ohio 43724.

Director Qualifications
In considering and identifying individual candidates for director, our nominating and governance committee and our board of directors takes into account several factors which they believe are important to the operations of Community Savings as a community banking institution. With respect to specific candidates, the board of directors and Nominating and Corporate Governance Committee assess the specific qualities and experience that such individuals possess, including: (1) overall familiarity and experience with the market areas served by Community Savings and the community groups located in such communities; (2) knowledge of the local real estate markets and real estate professionals; (3) contacts with and knowledge of local businesses operating in our market area; (4) professional and educational experience, with particular emphasis on real estate, legal, accounting or financial services; (5) experience with the local governments and agencies and political activities; (6) any adverse regulatory or legal actions involving the individual or entity controlled by the individual; (7) the integrity, honesty and reputation of the individual; (8) experience or involvement with other local financial services companies and potential conflicts that may develop; (9) the past service with Community Savings and contributions to its operations; (10) the independence of the individual; and (11) whether the candidate meets the qualifications set forth in the bylaws. While the board of directors and the Committee do not maintain a written policy on diversity which specifies the qualities or factors the Board of Directors or Committee must consider when assessing board members individually or in connection with assessing the overall composition of the board of directors, the board of directors and Committee take into account: (1) the effectiveness of the existing board of directors or additional qualifications that may be required when selecting new directors; (2) the requisite expertise and sufficiently diverse backgrounds of the board of directors’ overall membership composition; and (3) the number of independent outside directors and other possible conflicts of interest of existing and potential members of the board of directors.
The Business Background of Our Directors and Executive Officers
The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating Committee and the board of directors to determine that the person should serve as a director. Each director is also a director of Community Savings. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.
Directors
Alvin B. Parmiter is our President and Chief Executive Officer, positions he has held since he began his employment with Community Savings in 1998. Mr. Parmiter’s experience provides the board with a perspective on the day-to-day operations of Community Savings, and assists the board in assessing the trends and developments in the financial institutions industry on a local and national basis. Additionally, Mr. Parmiter has extensive ties to the communities that support our business generation.
Michael Schott is a high school teacher where he teaches Industrial Technology, a position he has held since 1998. Prior to teaching, for 12 years Mr. Schott ran his family-owned pallet manufacturing business. Mr. Schott provides the board with managerial experience as a former small business owner.
Brian Shanahan is a Plant Manager at Ridge Tool Distribution Center where he oversees approximately 90 employees and $6.0 million of annual revenues, a position he has held since 1994. Mr. Shanahan provides the board with managerial experience as the top management official of a regional distribution center.
Dominic Crock is a physical therapist who is the Director of Rehabilitation Services at Southeastern Ohio Regional Medical Center, a position he has held since December 2013. Prior to this position, from 2007 until December 2013, Mr. Crock was Coordinator of Speech and Audiology at Southeastern Ohio Regional Medical Center. Mr. Crock has overseen multiple outpatient clinics during his career. Mr. Crock’s knowledge of the market area provides valuable insight to the board.
Scott Wright is a professor of finance at Ohio University, a position he has held since 1987. Mr. Wright has also owned various small businesses and worked as an investment representative. His understanding of finance provides the board with valuable expertise in overseeing management with respect to certain financial decisions.
Transactions With Certain Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Community Savings, to their executive officers and directors in compliance with federal banking regulations. At June 30, 2017, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Community Savings, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original terms at June 30, 2017, and were made in compliance with federal banking regulations.
Community Savings Bancorp has adopted a Code of Ethics that applies to our chief executive officer, principal financial officer and all other employees and directors. The Code of Ethics is available on our website at www.mycommunitysavings.com.

ITEM 11.   Executive Compensation
Executive Officer Compensation
Summary Compensation Table.   The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, Alvin B. Parmiter, for the fiscal years ended June 30, 2017 and 2016. No other executive officer received total compensation for the fiscal years ended June 30, 2017 and 2016, of more than $100,000. Mr. Parmiter is referred to as a “named executive officer.”
Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)	Total ($)
Alvin B. Parmiter President and Chief Executive Officer	2017	120,788	16,166	7,936	144,890
	2016	120,260	15,700	7,100	143,060

(1)
For fiscal 2016, includes director fees. Beginning in fiscal 2017, Mr. Parmiter no longer receives board fees.

Benefit Plans and Agreements
Employment Agreement.   Community Savings has entered into an employment agreement with Mr. Alvin B. Parmiter, our President and Chief Executive Officer, under which, upon consummation of the conversion, Community Savings Bancorp will act as a guarantor. Our continued success depends to a significant degree on the skills and competence of Mr. Parmiter and the employment agreement is intended to ensure that we maintain a stable management base following the conversion and offering.
The employment agreement has an initial term of three years. Commencing as of January 1, 2018, and as of each subsequent January 1 thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years. The current base salary for Mr. Parmiter is $120,788. In addition to base salary, the agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive and other employees. Additionally, pursuant to the employment agreement we provide Mr. Parmiter with certain expenses incurred in obtaining his Masters of Business Administration in an amount not to exceed $30,000. We may terminate Mr. Parmiter’s employment for cause at any time, in which event he would have no right to receive compensation or other benefits for any period after his termination of employment.
Certain events resulting in Mr. Parmiter’s termination or resignation entitle him to payments of severance benefits following the termination of his employment. In the event of Mr. Parmiter’s involuntary termination for reasons other than for cause, disability or retirement, or in the event he resigns during the term of the agreement following (a) the failure to appoint him to the executive position set forth in the agreement or the failure to re-nominate him as a member of the boards of directors, (b) a material change in his function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of his position, (c) a relocation of his office by more than 30 miles, (d) a material reduction in the benefits or perquisites paid to him unless the reduction is part of a reduction that is generally applicable to employees of Community Savings, (e) a liquidation or dissolution of Community Savings or Community Savings Bancorp or (f) a material breach of the employment agreement by Community Savings, then Mr. Parmiter would become entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonuses he would have earned for the remaining unexpired term of the employment agreement. In addition, Mr. Parmiter would become entitled, at no expense to him, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement, or if the coverage is not permitted by applicable law or if providing the benefits would subject Community Savings to penalties, he will receive a cash lump sum payment equal to the value of the benefits.
In the event of a change in control of Community Savings or Community Savings Bancorp followed by Mr. Parmiter’s involuntary termination other than for cause, disability or retirement, or upon his resignation for one of the reasons set forth above thereafter, he would become entitled to a severance payment in the form of a cash lump sum equal to three times his “base amount,” as that term is defined for purposes of Internal Revenue Code Section 280G (i.e., the average annual taxable income paid to him for the five taxable years preceding the taxable year in which the change in control occurs). In addition, Mr. Parmiter would become entitled, at no expense to him, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following his termination of employment, or if the coverage is not permitted by applicable law or if providing the benefits would subject Community Savings to penalties, he will receive a cash lump sum payment equal to the value of the benefits.
Under the employment agreement, if Mr. Parmiter becomes disabled within the meaning of the term under Section 409A of the Internal Revenue Code and as set forth in the employment agreement, he will receive benefits under any short-term or long-term disability plans maintained by Community Savings.
Under the employment agreement, if Mr. Parmiter retires following his attainment of age 65, he will receive benefits under any applicable retirement or other plans maintained by Community Savings.
In the event of Mr. Parmiter’s death, his estate or beneficiaries will be paid his base salary through the end of the month in which his death occurs and his dependents will be entitled to continued non-taxable medical, dental and other insurance for one year following his death.
Upon termination of Mr. Parmiter’s employment (other than following a change in control), he will be subject to certain restrictions on his ability to compete or to solicit business or employees of Community Savings and Community Savings Bancorp for a period of one year following his termination of employment.
Salary Continuation Agreement.   Community Savings intends to enter into a salary continuation agreement with Mr. Parmiter and one other employee, who is not a named executive officer, upon completion of the conversion. The salary continuation agreements are non-qualified retirement plans intended to provide supplemental retirement benefits to Mr. Parmiter and the other individual.
Under the salary continuation agreement with Mr. Parmiter, Community Savings will pay Mr. Parmiter a normal retirement benefit of  $50,000 per year for 15 years. Mr. Parmiter’s normal retirement age under the agreement is age 65. If Mr. Parmiter separates from service prior to attaining age 65, Community Savings will provide him with a benefit equal to the accrued benefit (i.e., the amount accrued to date toward the normal retirement benefit), paid in annual installments over 15 years. If Mr. Parmiter dies prior to a separation from service, his beneficiary will be paid the accrued benefit as of the time of his death, in annual installments over a 15-year period. If he dies following a separation from service but prior to the commencement of benefit payments or prior to the completion of the 15 annual payments, his beneficiary will receive the benefits Mr. Parmiter would have received had he survived and will receive those benefits at the same time Mr. Parmiter would have received them. If Mr. Parmiter becomes disabled, he will receive the normal retirement benefit (regardless of his age at the time of the disability) commencing at his normal retirement age. Mr. Parmiter will not receive any benefit under the plan if his separation from service is for cause (as defined in the agreement). Following a change in control of Community Savings or Community Savings Bancorp, Mr. Parmiter is entitled to the normal retirement benefit (regardless of his age at the time of the change in control), payable in annual installments over a 15-year period following his separation from service. However, if his separation from service occurs within two years of the change in control, the benefit will be paid in a single lump sum.
401(k) Plan.   Community Savings sponsors the Community Savings 401(k) Plan (“401(k) Plan”). The named executive officer is eligible to participate in the 401(k) Plan just like any other employee. Employees who are age 21 or older and who have completed one year of service are eligible to participate in the 401(k) Plan. A year of service is generally a twelve-month period in which an employee works at least 1,000 hours. Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2017, the salary deferral contribution limit is $18,000, provided, however, that a participant over age 50 may contribute an additional $6,000, for a total contribution of  $24,000. In addition to salary deferral contributions, Community Savings may make matching contributions; currently equal to 100% of salary deferral contributions on the first 3% and 50% on the next 3% of the participant’s compensation. A participant is always 100% vested in his or her salary deferral contributions and the employer matching contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed upon request following his or her termination of employment with Community Savings. During the fiscal year ended June 30, 2017, Community Savings recognized $11,000 as a 401(k) Plan expense.
Defined Benefit Pension Plan.   Community Savings participates in a multiple-employer defined benefit pension plan (the “Pension Plan”). During the fiscal year ended June 30, 2017, Community Savings recognized $103,000 as a Pension Plan expense. Community Savings intends to withdraw as a participant from the Pension Plan. The administrator of the Pension Plan has estimated that as of March 2016, the expense associated with withdrawal from the Pension Plan would be approximately $1.6 million. This estimate is still relied upon at this date. However, the actual cost could be significantly higher since the actual cost is primarily dependent on the value of the Pension Plan’s assets and interest rates at the time of termination. Efforts to garner annuity proposals from various insurers continues. Pentegra is contractually obligated to solicit these proposals and is working more aggressively to bring this process to a close.
Employee Stock Ownership Plan.   In connection with the conversion, Community Savings adopted an employee stock ownership plan for eligible employees. The named executive officer is eligible to participate in the employee stock ownership plan just like any other employee. Eligible employees who have attained age 21 and have completed one year of service are eligible to participate in the plan. A year of service is generally a twelve-month period in which an employee works at least 1,000 hours.
The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 7.4% of the total number of shares of Community Savings Bancorp common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a loan from Community Savings Bancorp equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Community Savings’ contributions to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the anticipated 20-year term of the loan. The interest rate for the employee stock ownership plan loan is equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering.
The trustee will hold the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a 5-year period. Participants who were employed by Community Savings immediately prior to the offering will receive credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also will become fully vested upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.
The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.
Under applicable accounting requirements, Community Savings records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in earnings of Community Savings Bancorp, Inc.
Director Compensation
The following table sets forth for the fiscal year ended June 30, 2017, certain information as to the total remuneration we paid to our directors other than Alvin B. Parmiter. Information with respect to director compensation paid to Mr. Parmiter is included above in “— Executive Officer Compensation — Summary Compensation Table.”

Directors Compensation Table
Name	Fees earned or paid in cash ($)	Total ($)
Dominic Crock	9,400	9,400
David Miller(1)	7,000	7,000
Michael Schott	9,400	9,400
Brian Shanahan	9,400	9,400
Scott Wright	9,400	9,400

(1)
Mr. Miller served as a director until his death on April 7, 2017.

For the fiscal year ended June 30, 2017, each non-employee director of Community Savings was paid a monthly fee of  $800. For fiscal 2018, monthly board fees paid to non-employee directors are $800. Directors do not receive any additional committee or chairman fees.
Each person who serves as a director of Community Savings Bancorp also serves as a director of Community Savings and earns director and committee fees only in his or her capacity as a board or committee member of Community Savings.
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Persons and groups who beneficially own in excess of five percent of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”) regarding such ownership. The following table sets forth, as of September 25, 2017 the shares of common stock beneficially owned by the Company’s named executive officers and directors individually, by executive officers and directors as a group, and by each person or group known by us to beneficially own in excess of five percent of the Company’s common stock.
Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership	Percent of Shares of Common Stock Outstanding
Five Percent Stockholders:
Community Savings Employee Stock Ownership Plan 425 Main Street Caldwell, Ohio 43724	32,688	7.4%
Directors, Nominees and Executive Officers:
Alvin B. Parmiter	5,179	1.2
Scott B. Wright	5,000	1.1
Brian M. Shanahan	5,000	1.1
Michael S. Schott	12,000	2.7
Dominic Crock	5,025	1.1
Sherman Crum	125	*
All Directors, Nominees and Executive Officers as a Group (7 persons)	32,329	7.3%
ITEM 13.   Certain Relationships and Related Transactions and Director Independence
Board Independence
Community Savings Bancorp has determined to adopt the standards for “independence” for purposes of board and committee service set forth in the listing standards of the Nasdaq Stock Market. The board of directors has determined that each of our directors, with the exception of Director Alvin B. Parmiter, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Parmiter is not independent because he is an executive officer of Community Savings.
To our knowledge, there were no other transactions between Community Savings and any director or entity controlled by any director, which would interfere with the directors’ exercise of independent judgment in carrying out his responsibilities as a director.
ITEM 14.   Principal Accountant Fees and Services
Audit Fees.   The aggregate fees for professional services rendered by Suttle & Stalnaker, PLLC (“Suttle”) for the audit of the Company’s annual financial statements for fiscal 2017 and 2016 were $117,500 and $97,000, respectively. The audit fees for 2017 include fees incurred for the review of the Company’s Form 10Q.
Audit-Related Fees.   Fees for professional services rendered by Suttle that were reasonably related to the performance of the audits described above were $0 and $125,000 for fiscal 2017 and 2016, respectively. The audit-related fees for 2016 include fees incurred in connection with the Company’s initial stock offering, including review of the SEC registration statement filed in connection therewith.
Tax Fees.   The aggregate fees for professional services by Suttle for tax services were $4,750 for 2017 and $4,500 for 2016.
All Other Fees.   There were no other fees for fiscal year 2017 and 2016.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee pre-approved 100% of the audit, audit-related, and tax fees described above.

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
(a)(1)   Financial Statements
The documents filed as a part of this Form 10-K are:
(A)
Report of Independent Registered Public Accounting Firm

(B)
Consolidated Balance Sheets as of June 30, 2017 and 2016

(C)
Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

(D)
Consolidated Statements of Comprehensive Income (Loss) for the years ended June 30, 2017 and 2016

(E)
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2017 and 2016

(F)
Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

(G)
Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.
(a)(3)   Exhibits
3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*
3.2	Bylaws of Community Savings Bancorp, Inc.*
4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*
10.1	Employment Agreement of Alvin B. Parmiter*
10.2	Salary Continuation Agreement for Alvin B. Parmiter*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.

ITEM 16.   Form 10-K Summary
None.

Community Savings Bancorp, Inc.
Consolidated Financial Statements and Report of Independent
Registered Public Accounting Firm
June 30, 2017 and 2016

Community Savings Bancorp, Inc.
June 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Audit Committee of the Board of Directors and Shareholders of Community Savings Bancorp, Inc. We have audited the accompanying consolidated balance sheets of Community Savings Bancorp, Inc. and Subsidiary (the Company) as of June 30, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2017. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Savings Bancorp, Inc. and Subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Parkersburg, West Virginia September 28, 2017 Towne Square • 201 Third Street • PO Box 149 • Parkersburg, WV 26102Phone (304) 485-6584 • Fax (304) 485-0971The Virginia Center • 1411 Virginia Street, East • Suite 100 • Charleston, WV 25301Phone (304) 343-4126 or 1(800) 788-3844 • Fax (304) 343-8008Wharf District • 68 Clay Street • Suite C • Morgantown, WV 26501Phone (304) 554-3371 • Fax (304) 554-3410www.suttlecpas.com • E-mail: cpa@suttlecpas.comA Professional Limited Liability Company

Community Savings Bancorp, Inc.
Consolidated Balance Sheets
June 30, 2017 and 2016
(In thousands, except share data)
	June 30,
	2017	2016
Assets
Cash and due from banks	$2,647	$1,969
Interest-earning demand deposits in other financial institutions	6,052	1,215
Cash and cash equivalents	8,699	3,184
Interest-earning time deposits in other financial institutions	4,580	5,567
Investment securities available-for-sale, at fair value	8,798	11,097
Other investment securities	940	940
Loans	31,953	32,882
Less: allowance for loan losses	(253)	(253)
Loans, net	31,700	32,629
Premises and equipment, net	458	452
Foreclosed assets, net	17	34
Accrued interest receivable	152	185
Other assets	265	191
Total assets	$55,609	$54,279
Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$9,907	$9,058
Savings and money market	23,477	23,127
Time	8,135	7,917
Total deposits	41,519	40,102
Federal Home Loan Bank advances	4,500	7,250
Payments by borrowers for taxes and insurance	88	82
Other liabilities	109	190
Total liabilities	46,216	47,624
Shareholders’ Equity
Preferred stock – par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock – par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding at June 30, 2017	4	—
Additional paid in capital	3,258	—
Unearned employee stock ownership plan (ESOP) shares	(327)	—
Retained earnings	6,433	6,567
Accumulated other comprehensive income	25	88
Total shareholders’ equity	9,393	6,655
Total liabilities and shareholders’ equity	$55,609	$54,279

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.
Consolidated Statements of Operations
Years Ended June 30, 2017 and 2016
(In Thousands)
	Years Ended June 30,
	2017	2016
Interest Income
Loans, including fees	$1,400	$1,394
Taxable securities	147	183
Tax exempt securities	51	84
Interest-earning deposits	138	133
Total interest income	1,736	1,794
Interest Expense
Deposits	125	134
Federal Home Loan Bank advances	87	80
Total interest expense	212	214
Net Interest Income	1,524	1,580
Provision for Loan Losses	—	—
Net Interest Income After Provision for Loan Losses	1,524	1,580
Noninterest Income
Service charges and fees	250	278
Gain on sale of foreclosed assets, net	29	1
Gain on sale of branch offices	—	810
Other income	15	9
Total noninterest income	294	1,098
Noninterest Expense
Salaries, employee benefits, and directors fees	842	784
Occupancy and equipment	101	117
Data processing	325	315
Correspondent bank service charges	232	185
Franchise taxes	47	50
FDIC insurance premiums	15	47
Professional services	191	172
Advertising	13	9
Office supplies	76	73
Impairment loss on foreclosed assets	2	26
Other expense	196	199
Total noninterest expense	2,040	1,977
Income (Loss) Before Federal Income Tax (Benefit)	(222)	701
Federal Income Tax Expense (Benefit)	(88)	22
Net Income (Loss)	$(134)	$679

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended June 30, 2017 and 2016
(In Thousands)
	Years Ended June 30,
	2017	2016
Net income (loss):	$(134)	$679
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available-for-sale	(96)	300
Tax effect	33	(102)
Total other comprehensive income (loss)	(63)	198
Comprehensive income (loss)	$(197)	$877

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.
Consolidated Statements of Shareholders’ Equity
Years Ended June 30, 2017 and 2016
(In Thousands)
	Preferred Stock	Common Stock	Additional Paid in Capital	Unearned ESOP Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2015	$—	$—	$—	$—	$5,888	$(110)	$5,778
Net income	—	—	—	—	679	—	679
Other comprehensive income	—	—	—	—	—	198	198
Balance at June 30, 2016	—	—	—	—	6,567	88	6,655
Net loss	—	—	—	—	(134)	—	(134)
Proceeds from issuance of common stock	—	4	3,258	(327)	—	—	2,935
Other comprehensive loss	—	—	—	—	—	(63)	(63)
Balance at June 30, 2017	$—	$4	$3,258	$(327)	$6,433	$25	$9,393

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.
Consolidated Statements of Cash Flows
Years Ended June 30, 2017 and 2016
(In Thousands)
	Years Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income (loss)	$(134)	$679
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	66	64
Deferred income tax expense	(88)	22
Amortization of premiums and discounts, net	204	233
Gain on sale of foreclosed assets	(29)	(1)
Impairment loss on foreclosed assets	2	26
Gain on sale of branch offices	—	(810)
Net changes in:
Accrued interest receivable	33	36
Other assets	(20)	6
Other liabilities	(14)	(119)
Net cash provided by operating activities	20	136
Cash Flows from Investing Activities
Net change in interest-earning time deposits	987	234
Purchases of available-for-sale securities	(1,799)	(656)
Proceeds from maturities of available-for-sale securities	2,346	5,438
Proceeds from sale of available-for-sale securities	—	500
Principal repayments of available-for-sale mortgage-backed securities	1,509	—
Purchase of loans	—	(3,742)
Net change in loans	872	49
Purchase of premises and equipment	(72)	(36)
Proceeds from sale of foreclosed assets	44	41
Cash paid in sale of branch offices	—	(12,568)
Net cash provided by (used in) investing activities	3,887	(10,740)
Cash Flows from Financing Activities
Net change in deposits	1,417	(2,637)
Proceeds from Federal Home Loan Bank advances	1,700	12,750
Repayment of Federal Home Loan Bank advances	(4,450)	(6,500)
Payments by borrowers for taxes and insurance	6	27
Proceeds from sale of common stock	2,935	—
Net cash provided by financing activities	1,608	3,640
Net Change in Cash and Cash Equivalents	5,515	(6,964)
Beginning Cash and Cash Equivalents	3,184	10,148
Ending Cash and Cash Equivalents	$8,699	$3,184
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$212	$214
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$—	$29
Loan originated upon sale of foreclosed assets	$—	$3
See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016
Note 1:   Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017. The Company issued 441,290 shares at an offering price of  $10.00 per share.
The Bank conducts a general banking business in eastern Ohio which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest bearing-liabilities and the interest received or paid on those balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside management’s control.
In July 2015, the Bank finalized a transaction whereby two branch offices were sold to another financial institution. The sale included the buildings, fixtures, and deposits of those locations. The assets and deposits sold totaled $1.7 million and $15.1 million, respectively, and the Bank realized a gain on the sale of  $810,000.
Principles of Consolidation
The consolidated financial statements as of and for the year ended June 30, 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of and for the year ended June 30, 2016 represent the Bank only, as the conversion to stock form, including the formation of Community Savings Bancorp, Inc., was completed on January 10, 2017. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets, and fair values of financial instruments.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents are defined as cash and due from banks and interest-earning demand deposits with original terms to maturity of less than ninety days. Net cash flows are reported for customer loan and deposit transactions and interest-earning time deposits in other financial institutions.
From time to time, the Company’s interest-earning cash accounts may exceed the FDIC’s insured limit of  $250,000. Management considers the risk of loss to be low based upon the quality of the institutions where the amounts are maintained.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Interest-Earning Time Deposits in Other Financial Institutions
Interest-earning time deposits in other financial institutions mature through fiscal year 2028 and are carried at cost.
Securities
Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are recognized in interest income using the level-yield method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statements of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
For equity securities, when the Company does not expect the fair value of the security to fully recover, the security is deemed other-than-temporarily impaired. The Company recognizes an impairment loss when the impairment is deemed other than temporary even if a decision to sell has not been made.
Other investment securities consist of stock in the Federal Home Loan Bank of Cincinnati (“FHLB”) and a required investment in the stock of the Company’s data processing service provider. FHLB stock is a required investment, based on a predetermined formula, for institutions that are members of the FHLB system. The investment in both common stocks is carried at cost, classified as restricted securities, and evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unamortized premiums on loans purchased and any unamortized deferred fees or costs on originated loans, less the allowance for loan losses.
Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized as a level-yield adjustment over the respective term of the loan without anticipating prepayments. Premiums and discounts on the purchase of loans are recognized in interest income using the level-yield method over the terms of the loan without anticipating prepayments.
For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
For all loan classes, all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company requires a period of satisfactory performance of not less than six months before returning a nonaccrual loan to accrual status.
When cash interest payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.
Concentration of Credit Risk
Most of the Company’s business activity is with customers located within Noble County, Ohio. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Noble County area.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve quarters. All periods are evenly weighted within the twelve quarter loss history. The methodology used in calculation of loss factors is consistently applied to all loan segments. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Premises and Equipment
Land is carried at cost. Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets is 40 – 50 years for buildings, 7 – 20 years for building improvements, and 3 – 10 years for furniture, fixtures and equipment. Maintenance and repairs are expensed and major improvements are capitalized.
Foreclosed Assets
Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management primarily through an independent appraisal or valuation and the assets are carried at the lower of carrying amount or fair value less cost to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Income Taxes
The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.
The Company is no longer subject to tax examinations by tax authorities for years before 2014. As of June 30, 2017, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.
Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.
Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.
Loan Commitments and Related Financial Instruments
Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Earnings Per Share
Earnings per share is not meaningful for the year ended June 30, 2017 and not applicable to the year ended June 30, 2016, as the Company completed its conversion to stock form in January 2017.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 2:   Securities
The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities – residential	$5,595	$44	$(26)	$5,613
Collateralized mortgage obligations of government sponsored entities – residential	307	6	—	313
State and political subdivisions
Taxable	1,393	8	(8)	1,393
Nontaxable	1,466	16	(3)	1,479
	$8,761	$74	$(37)	$8,798
June 30, 2016
U.S. Government agency bonds	$1,500	$—	$(3)	$1,497
Mortgage-backed securities of U.S. government sponsored entities – residential	5,492	81	—	5,573
Collateralized mortgage obligations of government sponsored entities – residential	515	17	—	532
State and political subdivisions
Taxable	1,425	20	(7)	1,438
Nontaxable	2,032	25	—	2,057
	$10,964	$143	$(10)	$11,097

The amortized cost and fair value of available-for-sale securities at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.
	Amortized Cost	Fair Value
	(In thousands)
Within one year	$—	$—
One to five years	1,128	1,135
Five to ten years	292	293
Beyond ten years	1,439	1,444
	2,859	2,872
Mortgage-backed securities of U.S. government sponsored entities – residential	5,595	5,613
Collateralized mortgage obligations of government sponsored entities – residential	307	313
Totals	$8,761	$8,798

Proceeds from calls of investment securities totaled $2.3 million during the year ended June 30, 2017. The calls did not result in a realized gain or loss.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Proceeds from sales of investment securities totaled $500,000 during the year ended June 30, 2016, resulting in no realized gain or loss.
The Company has pledged certain of its investment securities with a carrying value of  $2.6 million and $3.3 million at June 30, 2017 and 2016, respectively, and $885,000 and $110,000 of interest-earning time deposits at June 30, 2017 and 2016 respectively. The Company also had pledged $225,000 and $200,000 of interest-earning demand deposits at June 30, 2017 and 2016, respectively, primarily to secure public deposits.
The Company’s other investment securities consists of  $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both June 30, 2017 and 2016.
The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and 2016:
	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities – residential	$2,161	$(26)	$—	$—	$2,161	$(26)
State and political subdivisions
Taxable	256	(1)	258	(7)	514	(8)
Nontaxable	383	(3)	—	—	383	(3)
	$2,800	$(30)	$258	$(7)	$3,058	$(37)
June 30, 2016
Available-for-sale Securities:
U.S. Government agency bonds	$—	$—	$997	$(3)	$997	$(3)
State and political subdivisions
Taxable	—	—	263	(7)	263	(7)
	$—	$—	$1,260	$(10)	$1,260	$(10)

Other-than-temporary Impairment
At June 30, 2017 and 2016, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017 and 2016.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 3:   Loans and Allowance for Loan Losses
Loans at June 30, 2017 and 2016 include:
	2017	2016
	(In thousands)
Real estate
1 – 4 family residential	$23,600	$23,066
Home equity lines of credit	3,059	3,312
Commercial and multi-family	1,683	1,641
Consumer and other	3,611	4,863
Total loans	31,953	32,882
Allowance for loan losses	(253)	(253)
Net loans	$31,700	$32,629

The premium on loans purchased is included in the loan balances of consumer and other. The amounts of the premiums were $127,000 and $184,000 for the years ended June 30, 2017 and 2016, respectively.
The risk characteristics applicable to each segment of the loan portfolio are described below:
Residential Real Estate and Home Equity Lines of Credit
Residential mortgage loans and home equity lines of credit are secured by one- to four-family residences and are comprised of owner-occupied and non-owner-occupied loans. Construction real estate loans (immaterial for the years presented) are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values or residential properties. Risk is mitigated by the fact that loans are of smaller individual amounts and spread over a large number of borrowers.
Multi-family Residential Real Estate
Multi-family real estate loans generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.
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

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

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
The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2017 and 2016, and the recorded investment in loans and impairment method as of June 30, 2017 and 2016:
	June 30, 2017
	Real Estate
	1 – 4 Family Residential	Home Equity Lines of Credit	Commercial and Multi-Family	Consumer and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	1	(1)	(2)	(4)	6	—
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Balance, June 30, 2017	$162	$21	$8	$20	$42	$253
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$—	$—	$—	$—	$9
Ending balance, collectively evaluated for impairment	$153	$21	$8	$20	$42	$244
Loans:
Ending balance	$23,600	$3,059	$1,683	$3,611		$31,953
Ending balance; individually evaluated for impairment	$411	$17	$13	$2		$443
Ending balance; collectively evaluated for impairment	$23,189	$3,042	$1,670	$3,609		$31,510

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

	June 30, 2016
	Real Estate
	1 – 4 Family Residential	Home Equity Lines of Credit	Commercial and Multi-Family	Consumer and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2015	$154	$21	$3	$8	$102	$288
Provision for loan losses	19	1	7	39	(66)	—
Charge-offs	(13)	—	—	(26)	—	(39)
Recoveries	1	—	—	3	—	4
Balance, June 30, 2016	$161	$22	$10	$24	$36	$253
Allowance for loan losses:
Ending balance, individually evaluated for impairment	$10	$—	$—	$—	$—	$10
Ending balance, collectively evaluated for impairment	$151	$22	$10	$24	$36	$243
Loans:
Ending balance	$23,066	$3,312	$1,641	$4,863		$32,882
Ending balance; individually evaluated for impairment	$406	$14	$—	$—		$420
Ending balance; collectively evaluated for impairment	$22,660	$3,298	$1,641	$4,863		$32,462

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
Substandard:   These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One-to four-family residential real estate loans and home equity loans that are past due 90 days or more with loan-to-value ratios greater than 60 percent are classified as substandard.
Doubtful:   These are loans with major defined weaknesses, where future charge off of a part of the credit is highly likely. The primary repayment source is no longer viable and the viability of the secondary source of repayment is in doubt. The amount of loss is uncertain due to circumstances within the credit that are not yet fully developed and the loan is rated doubtful until the loss can be accurately estimated.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Loss:   These are near term charge offs. Loans classified as loss are considered uncollectible and of such little value that it is not desirable to continue carrying them as assets on the Company’s financial statements, even though partial recovery may be possible at some future time.
The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2017 and 2016:
	Real Estate
	1 – 4 Family Residential	Home Equity Lines of Credit	Commercial and Multi-Family	Consumer and Other	Total
	(In thousands)
June 30, 2017
Pass	$22,824	$2,989	$1,670	$3,609	$31,092
Special mention	—	—	—	—	—
Substandard	776	70	13	2	861
Doubtful	—	—	—	—	—
Total	$23,600	$3,059	$1,683	$3,611	$31,953
June 30, 2016
Pass	$22,259	$3,238	$1,641	$4,863	$32,001
Special mention	—	—	—	—	—
Substandard	807	74	—	—	881
Doubtful	—	—	—	—	—
Total	$23,066	$3,312	$1,641	$4,863	$32,882

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.
The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2017 and 2016:
	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
	(In thousands)
June 30, 2017
Real estate
1 – 4 family residential	—	$127	$65	$192	$23,408	$23,600	$—
Home equity lines of credit	—	11	—	11	3,048	3,059	—
Commercial and multi-family	—	—	13	13	1,670	1,683	—
Consumer and other	—	—	—	—	3,611	3,611	—
Total	$—	$138	$78	$216	$31,737	$31,953	$—
June 30, 2016
Real estate
1 – 4 family residential	$97	$97	$46	$240	$22,826	$23,066	$—
Home equity lines of credit	—	—	—	—	3,312	3,312	—
Commercial and multi-family	15	—	—	15	1,626	1,641	—
Consumer and other	—	—	—	—	4,863	4,863	—
Total	$112	$97	$46	$255	$32,627	$32,882	$—

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

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
The following table presents impaired loans as of and for the years ended June 30, 2017 and 2016:
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
June 30, 2017
Loans with no related allowance recorded:
Real estate
1 – 4 family residential	$319	$319	$—	$313	$1
Home equity lines of credit	17	17	—	19	—
Commercial and multi-family	13	13	—	3	—
Consumer and other	2	2	—	—	—
Loans with an allowance recorded:
Real estate
1 – 4 family residential	92	94	9	96	4
Home equity lines of credit	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Consumer and other	—	—	—	—	—
Totals	$443	$445	$9	$431	$5
June 30, 2016
Loans with no related allowance recorded:
Real estate
1 – 4 family residential	$306	$306	$—	$312	$12
Home equity lines of credit	14	14	—	16	1
Commercial and multi-family	—	—	—	—	—
Consumer and other	—	—	—	—	—
Loans with an allowance recorded:
Real estate
1 – 4 family residential	100	102	10	102	—
Home equity lines of credit	—	—	—	—	—
Commercial and multi-family	—	—	—	—	—
Consumer and other	—	—	—	—	—
Totals	$420	$422	$10	$430	$13

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.
Interest income recognized on a cash basis was not materially different than interest income recognized.
The following table presents the Company’s nonaccrual loans at June 30, 2017 and 2016. The table excludes performing troubled debt restructurings.
	2017	2016
	(In thousands)
Real estate
1 – 4 family residential	$337	$310
Home equity lines of credit	17	14
Commercial and multi-family	13	—
Consumer and other	2	—
Total nonaccrual	$369	$324

At June 30, 2017 and 2016, the Company had certain loans that were modified, in previous years, in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $85,000 and $92,000 at June 30, 2017 and 2016, respectively. Troubled debt restructured loans had specific allowances totaling $6,000 at June 30, 2017 and $7,000 at June 30, 2016. The Company had no commitments to lend additional funds on troubled debt restructured loans at June 30, 2017 and 2016.
The Company did not modify or identify any loans as troubled debt restructurings during the years ended June 30, 2017 and 2016.
Note 4:   Premises and Equipment
Major classifications of premises and equipment, stated at cost, are as follows:
	June 30,
	2017	2016
	(In thousands)
Land	$62	$62
Buildings and improvements	905	860
Furniture and equipment	336	389
	1,303	1,311
Less accumulated depreciation	845	859
Net premises and equipment	$458	$452

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 5:   Foreclosed Assets
Foreclosed assets activity for the years ended June 30, 2017 and 2016 was as follows:
	2017	2016
	(In thousands)
Beginning balance	$34	$74
Loans transferred to foreclosed assets	—	29
Direct writedowns	(2)	(26)
Basis of foreclosed assets sold	(15)	(43)
Ending balance	$17	$34
Expenses related to foreclosed assets for the years ended June 30, 2017 and 2016 include:
Net gain on sales	$29	$1
Provision for unrealized losses	(2)	(26)
Operating expenses, net of rental income	(12)	(21)
Expense from foreclosed assets, net	$15	$(46)

The Company had a valuation allowance on foreclosed assets of  $2,000 and $-0- at June 30, 2017 and 2016, respectively.
Note 6:   Time Deposits
The Company had one time deposit of  $250,000 or more at June 30, 2017, the balance of which was $504,000 and no time deposits in denominations of  $250,000 or more at June 30, 2016.
At June 30, 2017, the scheduled maturities of time deposits were as follows:
June 30, 2017
(In thousands)
One year or less	$4,197
Over one year to two years	860
Over two years to three years	996
Over three years to four years	1,028
Over four years to five years	1,054
Thereafter	—
$8,135

Interest expense on deposits was as follows for the years ended June 30, 2017 and 2016:
	For the years ended June 30,
	2017	2016
	(In thousands)
Interest-bearing demand	$4	$5
Savings and money market	64	69
Time	57	60
	$125	$134

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 7:   Federal Home Loan Bank Advances
Federal Home Loan Bank advances consisted of the following components at June 30, 2017 and 2016:
		June 30,
Interest rate	Stated Maturities	2017	2016
		(In thousands)
0.45% – 1.20%	One year or less	$3,500	$2,750
0.57% – 4.12%	Over one year to two years	1,000	3,500
4.12%	Over two years to three years	—	1,000
		$4,500	$7,250

At June 30, 2017, the scheduled payments of advances were as follows:
June 30, 2017
(In thousands)
Payments due in years ending June 30,
2018	$3,500
2019	1,000
$4,500

The Company’s advances are at fixed and variable rates of interest. The advances are secured by a blanket pledge of the Company’s eligible mortgage loans, totaling $21.3 million at June 30, 2017, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment.
In addition, the Company has lines of credit arrangements with the FHLB, the Federal Reserve Bank, and Comerica Bank totaling $2.0 million, $745,000 and $300,000, respectively, at June 30, 2017, and $2.0 million, $774,000 and $300,000, respectively, at June 30, 2016. No borrowing was outstanding under these lines of credit at either June 30, 2017 or 2016. At June 30, 2017, the Company had the ability to borrow an additional $10.0 million of advances from the FHLB, including the $2.0 million line of credit.
Note 8:   Income Taxes
Income tax expense (benefit) for the years ended June 30, 2017 and 2016 was as follows:
	Years Ended June 30,
	2017	2016
	(In thousands)
Federal – current	$—	$—
Federal – deferred	(88)	207
Change in valuation allowance	—	(185)
Total	$(88)	$22

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense for the years ended June 30, 2017 and 2016 is shown below:
	Years Ended June 30,
	2017	2016
	(In thousands)
Computed at statutory rate (34%)	$(75)	$238
Increase (decrease) resulting from:
Tax exempt interest	(17)	(29)
Nondeductible expenses	2	2
Other	2	(4)
Deferred tax asset valuation allowance	—	(185)
Total income tax expense (benefit)	$(88)	$22
Effective tax rate	(39.6)%	3.2%

The composition of the Company’s net deferred tax assets (liabilities) at June 30, 2017 and 2016 is as follows:
	June 30,
	2017	2016
	(In thousands)
Deferred tax assets
Allowance for loan losses	$86	$86
Charitable contributions carryforward	6	4
Net operating loss carry forward	268	189
Total deferred tax assets	360	279
Deferred tax liabilities
Federal Home Loan Bank stock dividends	(209)	(209)
Book/tax depreciation differences	(26)	(30)
Cash versus accrual basis of accounting	(59)	(62)
Unrealized gains on available-for-sale securities	(12)	(45)
Total deferred tax liabilities	(306)	(346)
Net deferred tax assets (liabilities) before valuation allowance	54	(67)
Valuation allowance
Beginning balance	—	(185)
(Increase) decrease	—	185
Ending balance	—	—
Net deferred tax assets (liabilities)	$54	$(67)

The Company conducts a regular assessment of all available information when determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was not necessary to maintain a valuation allowance against the deferred tax asset.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

The Company’s net operating loss, as of June 30, 2017, of approximately $787,000 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending 2034.
In addition, the Company has charitable contribution carryovers of  $19,000 that can be deducted against future taxable income. These carryover amounts begin to expire in the year ending 2020.
Retained earnings at both June 30, 2017 and 2016, includes approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $309,000 at both June 30, 2017 and 2016.
As of June 30, 2017 and 2016, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.
The Company is subject to U.S. federal income tax and Ohio franchise tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years prior to 2014.
Note 9:   Regulatory Matters
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
Management believes, as of June 30, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.
Under Basel III, the Bank is required to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, as defined in the regulation. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Bank must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is being phased in from zero percent to 2.50 percent by 2019. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.
As of June 30, 2017 and 2016, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier 1 capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,621	39.1%	$1,970	8.0%	N/A	N/A
Bank	$8,560	34.8%	$1,970	8.0%	$2,463	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,478	6.0%	N/A	N/A
Bank	$8,307	33.7%	$1,478	6.0%	$1,970	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,108	4.5%	N/A	N/A
Bank	$8,307	33.7%	$1,108	4.5%	$1,601	6.5%
Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,368	16.9%	$2,211	4.0%	N/A	N/A
Bank	$8,307	15.0%	$2,211	4.0%	$2,764	5.0%
As of June 30, 2016
Total Capital
(to Risk-Weighted Assets)
Bank	$6,820	27.7%	$1,969	8.0%	$2,462	10.0%
Tier I Capital
(to Risk-Weighted Assets)
Bank	$6,567	26.7%	$1,477	6.0%	$1,969	8.0%
Common Equity Tier I Capital
(to Risk-Weighted Assets)
Bank	$6,567	26.7%	$1,108	4.5%	$1,600	6.5%
Leverage Capital
(to Adjusted Average Total Assets)
Bank	$6,567	11.9%	$2,205	4.0%	$2,756	5.0%

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At June 30, 2017, $233,000 was available for dividend declaration by the Bank without prior regulatory approval as long as the equity capital is not reduced to a balance below the required liquidation account amount.
Note 10:   Related Party Transactions
At June 30, 2017 and 2016, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $27,000 and $31,000, respectively. During the year ended June 30, 2017, no loans were originated to related parties and principal repayments from related parties totaled $4,000.
At June 30, 2017 and 2016, the Company had deposits from certain officers, directors and other related interests totaling approximately $427,000 and $584,000, respectively.
Note 11:   Benefit Plans and Employment Agreement
Employment Agreement. The Bank entered into an employment agreement with the President and Chief Executive Officer, under which, upon consummation of the conversion, Community Savings Bancorp, Inc. acts as a guarantor. The employment agreement has an initial term of three years. Commencing as of January 1, 2018, and as of each subsequent January 1 thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years. In addition to a base salary, the agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive and other employees. Additionally, the employment agreement provides for certain educational expenses incurred in an amount not to exceed $30,000. The Bank may terminate employment for cause at any time, in which event the Officer would have no right to receive compensation or other benefits for any period after his termination of employment. However, certain events resulting in the Officer’s termination or resignation entitle him to payments of severance benefits, such as a cash lump sum equal to the base salary and bonuses he would have earned for the remaining unexpired term of the employment agreement, as well as continual coverage of certain employee benefits for the remaining unexpired term of the employment agreement. The maximum potential amount of severance benefits that the Bank would be required to pay out in the event of the Officer’s termination or resignation cannot be determined at this time due to unknown factors related to future bonuses and employee benefits, however the minimum potential pay out based on the Officer’s base salary is estimated to be $360,000 at June 30, 2017.
The Company has a 401(k) Profit Sharing Plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute up to 15% of their compensation. After a Plan amendment effective January 1, 2017, the Company matches 100% of the first 3% and 50% of the next 3% contributed by the employee, while the Company matched 50% of the first 6% contributed by the employee for the year ended June 30, 2016. Expense recognized in connection with the plan totaled approximately $11,000 and $8,000 for the years ended June 30, 2017 and 2016, respectively.
The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions Retirement Fund (the “Pentegra DB Plan”), a tax qualified multi-employer pension plan. The Pentegra DB Plan provides defined benefits to substantially all of the Company’s employees.
The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan number is 333. The Pentegra DB Plan operates a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). There are no collective bargaining agreements in place which require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under IRC

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions, made by a participating employer may be used to provide benefits to participants of other participating employers. The funded status (fair value of the Pentegra DB Plan assets divided by the funding target) based on an actuarial valuation report was 93.8% and 97.5% as of June 30, 2017 and 2016, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company recognized $103,000 and $60,000 in pension expense for the years ended June 30, 2017 and 2016, respectively. The Company made $119,000 and $68,000 in contributions to the Pentegra DB Plan for the years ended June 30, 2017 and 2016, respectively. The Bank intends to withdraw as a participant from the Pension Plan. The administrator of the Pension Plan has estimated that as of March 2016, the expense associated with withdrawal from the Pension Plan would be approximately $1.6 million. However, the actual cost could be significantly higher since the actual cost is primarily dependent on the value of the Pension Plan’s assets and interest rates at the time of termination.
Note 12:   Employee Stock Ownership Plan (ESOP)
As part of the Company’s stock conversion completed on January 10, 2017, 32,688 shares of common stock were purchased by the Community Savings Employee Stock Ownership Plan (ESOP) with a loan from Community Savings Bancorp, Inc., which will be repaid principally through Plan contributions and dividends payable on common stock held by the Plan over the anticipated 20-year term of the loan at the prime interest rate published in The Wall Street Journal adjusted the first day of each calendar year, 3.75% at June 30, 2017. All employees of the Bank who have attained age 21 and have completed one year of service are eligible to participate in the ESOP. A year of service is generally a twelve-month period in which an employee works at least 1,000 hours. The purchased shares have been placed in an unallocated suspense account, and will be released from the suspense account on a pro-rata basis as the loan is repaid. The released shares will be allocated among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a 5-year period. No shares were allocated to ESOP plan participants during the year ended June 30, 2017.
Under applicable accounting requirements, the Bank records a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account to the participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in earnings of Company. ESOP expense for the year ending June 30, 2017 was $11,000.
The stock price at the formation date was $10.00 per share. The aggregate fair value of the 32,688 unallocated shares was $458,000 based on the $14.00 per share closing price of our common stock on June 30, 2017.
Note 13:   Commitments and Credit Risk
Commitments to Originate Loans
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations, including receipt of collateral, as those utilized for on-balance sheet instruments.
At June 30, 2017, the Company had outstanding commitments to originate loans aggregating approximately $104,000, comprised of fixed-rate loans with interest rates ranging from 3.63% to 8.85%. In addition, at June 30, 2017, the Company had commitments under undisbursed construction loans totaling $323,000 and commitments under home equity lines of credit totaling $2.0 million.
At June 30, 2016, the Company had outstanding commitments to originate loans aggregating approximately $295,000, comprised of  $187,000 of fixed-rate loans, with interest rates ranging from 3.38% to 3.75%, and $108,000 of variable-rate loans. In addition, at June 30, 2016, the Company had commitments under undisbursed construction loans totaling $576,000 and commitments under home equity lines of credit totaling $2.8 million.
Note 14:   Disclosures about Fair Value of Assets and Liabilities
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

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Recurring Measurements
The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016:
		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Available-for-sale securities:
Mortgage-backed securities of U.S. government sponsored entities – residential	$5,613	$—	$5,613	$—
Collateralized mortgage obligations of government sponsored entities – residential	313	—	313	—
State and political subdivisions
Taxable	1,393	—	1,393	—
Nontaxable	1,479	—	1,479	—
	$8,798	$—	$8,798	$—
June 30, 2016
Available-for-sale securities:
U. S. Government agency bonds	$1,497	$—	$1,497	$—
Mortgage-backed securities of U.S. government sponsored entities – residential	5,573	—	5,573	—
Collateralized mortgage obligations of government sponsored entities – residential	532	—	532	—
State and political subdivisions
Taxable	1,438	—	1,438	—
Nontaxable	2,057	—	2,057	—
	$11,097	$—	$11,097	$—

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2017 and 2016.
Available-for-sale Securities
Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections, and cash flow. Such securities are classified within Level 2 of the valuation hierarchy.
Nonrecurring Measurements
The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2017 and 2016:
		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2017
Impaired loans
Real estate
1 – 4 family residential	$83	$—	$—	$83
Foreclosed assets
Residential real estate	$17	$—	$—	$17
June 30, 2016
Impaired loans
Real estate
1 – 4 family residential	$90	$—	$—	$90
Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Foreclosed Assets
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

which are updated to less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Appraisals for both collateral-dependent impaired loans and real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. The Company has determined that a discount of 10% should be applied to the appraisal value, to cover estimated selling costs, to arrive at fair value of the properties.
Unobservable (Level 3) Inputs
The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
June 30, 2017
Impaired loans (collateral dependent) – residential real estate	$83	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets – residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
June 30, 2016
Impaired loans (collateral dependent) – residential real estate	$90	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Fair Value of Financial Instruments
The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and 2016.
	Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
June 30, 2017
Financial assets
Cash and cash equivalents	$8,699	$8,699	$—	$—	$8,699
Interest-earning time deposits	4,580	4,580	—	—	4,580
Other investment securities	940	—	—	940	940
Loans, net	31,700	—	—	32,869	32,869
Accrued interest receivable	152	—	152	—	152
Financial liabilities
Deposits	41,519	33,384	8,014	—	41,398
Federal Home Loan Bank advances	4,500	—	4,536	—	4,536
Payments by borrowers for taxes and insurance	88	—	88	—	88
June 30, 2016
Financial assets
Cash and cash equivalents	$3,184	$3,184	$—	$—	$3,184
Interest-earning time deposits	5,567	5,567	—	—	5,567
Other investment securities	940	—	—	940	940
Loans, net	32,629	—	—	34,368	34,368
Accrued interest receivable	185	—	185	—	185
Financial liabilities
Deposits	40,102	32,185	7,932	—	40,117
Federal Home Loan Bank advances	7,250	—	7,316	—	7,316
Payments by borrowers for taxes and insurance	82	—	82	—	82
The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.
Cash and Cash Equivalents
The carrying amount of cash and short-term instruments approximate fair value and are classified as Level 1.
Interest-earning Time Deposits
The carrying amount of interest-earning time deposits approximate fair value and are classified as Level 1.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Other Investment Securities
Due to restrictions placed on their transferability, the FHLB and COCC stock are carried at cost, which approximates fair value based on redemption provisions resulting in a Level 3 classification.
Loans
Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value of collateral as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.
Accrued Interest Receivable and Payable
The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.
Deposits
The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.
Federal Home Loan Bank Advances
The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.
Payments by Borrowers for Taxes and Insurance
The fair value of escrow accounts is estimated to approximate the carrying amount resulting in a Level 2 classification.
Off-Balance Sheet Instruments
Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 15:   Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2017 and 2016, are as follows:
	Year Ended June 30,
	2017	2016
	(In thousands)
Beginning balance	$88	$(110)
Other comprehensive income (loss) before tax effect	(96)	300
Tax effect	33	(102)
Net current period other comprehensive income (loss)	(63)	198
Ending balance	$25	$88

Note 16:   Recent Accounting Pronouncements
FASB ASU 2014-09, Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Accounting Standards Update (“ASU”) No. 2015-14, Revenue from Contracts with Customers (Topic 606) delayed the effective date for public entities to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. ASU 2014-09 may require the Company to change how it recognizes certain components of noninterest income, but the Company does not believe it will have a material impact on the Company’s financial statements or disclosures.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.
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

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

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
FASB ASU 2016-02, Leases
In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:
•
A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

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
FASB ASU 2016-13, Financial Instruments — Credit Losses
In June 2016, FASB issued ASU 2016-13, Financial Instruments — Credit Losses. The amendments in this update replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.
FASB ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs
In March 2017, the FASB issued ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendment shortens the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Discounts on purchased debt securities will continue to be accreted to maturity. This ASU will become effective for the Company for interim and annual periods on July 1, 2019. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. Management has not determined the expected effect of the adoption of ASU 2017-08 on the Company’s financial statements.
Note 17:   Change in Corporate Form
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
The cost of the Conversion and issuing the capital stock totaled $1.15 million and was deducted from the proceeds of the offering, resulting in net offering proceeds of  $3.26 million.
In accordance with OCC regulations, at the time of the Conversion, the Bank substantially restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

Note 18:   Condensed Financial Information — Parent Company Only
The following are condensed parent company only financial statements for Community Savings Bancorp, Inc. Since the formation of Community Savings Bancorp, Inc. was completed on January 10, 2017, the financial information is as of June 30, 2017 and for the period January 10, 2017 to June 30, 2017.
CONDENSED BALANCE SHEETS
(In thousands)
June 30, 2017
Assets
Cash and due from banks (all from subsidiary)	$735
Investment in subsidiary (equity basis)	8,331
Loan to subsidiary receivable	327
Total assets	$9,393
Liabilities and shareholders’ equity
Total liabilities	$—
Total shareholders’ equity	9,393
Total liabilities and shareholders’ equity	$9,393

CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
For Period January 10 to June 30, 2017
Total income	$—
Total expenses	$—
Income before income tax expense and equity in undistributed earnings of subsidiary	—
Income tax expense	—
Income before equity in undistributed earnings of subsidiary	—
Equity in undistributed earnings (loss) of subsidiary	(134)
Net income (loss)	$(134)

Community Savings Bancorp, Inc.
Notes to Consolidated Financial Statements
Years Ended June 30, 2017 and 2016

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
For Period January 10 to June 30, 2017
Cash flows from operating activities
Net income (loss)	$(134)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in undistributed (earnings) loss of subsidiary	134
(Increase) decrease in loan to subsidiary receivable	(327)
Net cash flows used in operating activities	(327)
Cash flows from investing activities
Investment in subsidiary	(2,200)
Net cash used in investing activities	(2,200)
Cash flows from financing activities
Proceeds from sale of common stock	2,935
Proceeds from sale of common stock – ESOP	327
Net cash flows provided by financing activities	3,262
Net increase in cash and cash equivalents	735
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$735

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Community Savings Bancorp, Inc.
Date: September 28, 2017	By:	/s/ Alvin B. Parmiter Alvin B. Parmiter President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
/s/ Alvin B. Parmiter Alvin B. Parmiter	President, Chief Executive Officer and Director (Principal Executive Officer)	September 28, 2017
/s/ Sherman Crum Sherman Crum	Controller (Principal Financial and Accounting Officer)	September 28, 2017
/s/ Michael Schott Michael Schott	Chairman of the Board	September 28, 2017
/s/ Brian Shanahan Brian Shanahan	Director	September 28, 2017
/s/ Dominic Crock Dominic Crock	Director	September 28, 2017
/s/ Scott Wright Scott Wright	Director	September 28, 2017

EXHIBIT INDEX
3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*
3.2	Bylaws of Community Savings Bancorp, Inc.*
4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*
10.1	Employment Agreement of Alvin B. Parmiter*
10.2	Salary Continuation Agreement for Alvin B. Parmiter*
21	Subsidiaries
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*
Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.