Form 10-Q
period 2017-09-30
Community Savings Bancorp, Inc.
filed 2017-11-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of November 13, 2017, the latest practicable date, 441,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2017 and June 30, 2017

(In thousands except share data)

	September 30,	June 30,
	2017	2017
	(Unaudited)
Assets
Cash and due from banks	$2,057	$2,647
Interest-earning demand deposits in other financial institutions	587	6,052

Cash and cash equivalents	2,644	8,699

Interest-earning time deposits in other financial institutions	5,082	4,580
Investment securities available-for-sale, at fair value	8,218	8,798
Other investment securities	940	940
Loans	32,458	31,953
Less: allowance for loan losses	(253)	(253)
Loans, net	32,205	31,700
Premises and equipment, net	441	458
Foreclosed assets, net	17	17
Accrued interest receivable	137	152
Bank owned life insurance	751	-
Other assets	242	265

Total assets	$50,677	$55,609

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$9,242	$9,907
Savings and money market	22,582	23,477
Time	8,212	8,135

Total deposits	40,036	41,519

Federal Home Loan Bank advances	1,000	4,500
Payments by borrowers for taxes and insurance	156	88
Other liabilities	178	109

Total liabilities	41,370	46,216

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding	4	4
Additional paid in capital	3,258	3,258
Unearned employee stock ownership plan (ESOP) shares	(327)	(327)
Retained earnings	6,354	6,433
Accumulated other comprehensive income	18	25

Total shareholders' equity	9,307	9,393

Total liabilities and shareholders' equity	$50,677	$55,609

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30, 2017 and 2016

(In thousands except share data)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Interest Income
Loans, including fees	$346	$356
Taxable securities	31	33
Tax exempt securities	10	18
Interest-earning deposits	39	32

Total interest income	426	439

Interest Expense
Deposits	32	30
Federal Home Loan Bank advances	15	22

Total interest expense	47	52

Net Interest Income	379	387

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	379	387

Noninterest Income
Service charges and fees	65	65
Gain on sale of foreclosed assets, net	-	29
Increase in cash surrender value-bank owned life insurance	1	-
Other operating	-	5

Total noninterest income	66	99

Noninterest Expense
Salaries, employee benefits and directors fees	223	200
Occupancy and equipment	25	25
Data processing	86	62
Correspondent bank service charges	54	47
Franchise taxes	13	12
FDIC insurance premiums	3	8
Professional services	80	60
Advertising	7	3
Office supplies	25	18
Other	39	49

Total noninterest expense	555	484

Income (Loss) Before Federal Income Tax Expense (Benefits)	(110)	2

Federal Income Tax Expense (Benefits)	(31)	(2)

Net Income (Loss)	$(79)	$4

(Loss) per share - basic and diluted	$(0.20)	N/A

Weighted-average shares outstanding - basic and diluted	408,602	-

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)

Net income (loss)	$(79)	$4

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(10)	9

Tax effect	3	(3)

Total other comprehensive income (loss)	(7)	6

Comprehensive income (loss)	$(86)	$10

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017 and 2016

(In thousands)

Three Months Ended September 30, 2017
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(79)	-	(79)

Other comprehensive loss	-	-	-	-	-	(7)	(7)

Balance at September 30, 2017	$-	$4	$3,258	$(327)	$6,354	$18	$9,307

Three Months Ended September 30, 2016
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2016	$-	$-	$-	$-	$6,567	$88	$6,655

Net income	-	-	-	-	4	-	4

Other comprehensive income	-	-	-	-	-	6	6

Balance at September 30, 2016	$-	$-	$-	$-	$6,571	$94	$6,665

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(79)	$4
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17	17
Deferred income tax expense	(31)	(5)
Amortization of premiums and discounts on securities, net	35	55
Provision for loan losses	-	-
Gain on sale of foreclosed assets	-	(29)
Net changes in:
Accrued interest receivable	15	11
Bank owned life insurance-cash surrender value	(1)	-
Other assets	57	(384)
Other liabilities	69	140

Net cash provided by (used in) operating activities	82	(191)

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	(502)	998
Purchase of available for sale securities	-	(1,507)
Proceeds from maturities of available for sale securities	-	1,960
Principal repayments of available for sale mortgage-backed securities	535	-
Net change in loans	(505)	421
Purchase of premises and equipment	-	(7)
Purchase of bank owned life insurance	(750)	-
Proceeds from sale of foreclosed assets	-	40

Net cash provided by (used in) investing activities	(1,222)	1,905

Cash Flows from Financing Activities
Net change in deposits	(1,483)	178
Proceeds from Federal Home Loan Bank advances	-	3,700
Repayment of Federal Home Loan Bank advances	(3,500)	(4,750)
Payments by borrowers for taxes and insurance	68	51

Net cash provided by (used in) financing activities	(4,915)	(821)

Net Change in Cash and Cash Equivalents	(6,055)	893

Beginning Cash and Cash Equivalents	8,699	3,184

Ending Cash and Cash Equivalents	$2,644	$4,077

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$47	$52
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$-

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017.  The Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the three months ended September 30, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The accompanying condensed consolidated balance sheet as of June 30, 2017 has been derived from audited financial statements included in the Company’s Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2017 included in the Company’s Form 10-K.

Principles of Consolidation

The condensed consolidated financial statements as of and for the periods ended September 30, 2017 and at June 30, 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three months ended September 30, 2016 represent the Bank only, as the conversion to stock form, including the formation of Community Savings Bancorp, Inc., was completed on January 10, 2017. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets, and fair values of financial instruments.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,066	$35	$(24)	$5,077
Collateralized mortgage obligations of government sponsored entities - residential	276	4	-	280
State and political subdivisions
Taxable	1,385	7	(8)	1,384
Nontaxable	1,464	15	(2)	1,477

	$8,191	$61	$(34)	$8,218
June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,595	$44	$(26)	$5,613
Collateralized mortgage obligations of government sponsored entities - residential	307	6	-	313
State and political subdivisions
Taxable	1,393	8	(8)	1,393
Nontaxable	1,466	16	(3)	1,479

	$8,761	$74	$(37)	$8,798

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$-	$-
One to five years	1,121	1,128
Five to ten years	291	293
Beyond ten years	1,437	1,440

	2,849	2,861

Mortgage-backed securities of U.S. government sponsored entities - residential	5,066	5,077
Collateralized mortgage obligations of government sponsored entities - residential	276	280

Totals	$8,191	$8,218

The Company had no sales of investment securities during the three-month periods ended September 30, 2017 and 2016.

The Company had pledged $2.6 million and $2.6 million of its investment securities at September 30, 2017 and June 30, 2017, respectively, and $885,000 of interest-earning time deposits at September 30, 2017 and June 30, 2017. The Company also had pledged $225,000 of interest-earning demand deposits at September 30, 2017 and June 30, 2017, primarily to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both September 30, 2017 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and June 30, 2017:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,419	$(16)	$534	$(8)	$2,953	$(24)
State and political subdivisions
Taxable	255	(1)	256	(7)	511	(8)
Nontaxable	385	(2)	-	-	385	(2)

	$3,059	$(19)	$790	$(15)	$3,849	$(34)
June 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,161	$(26)	$-	$-	$2,161	$(26)
State and political subdivisions
Taxable	256	(1)	258	(7)	514	(8)
Nontaxable	383	(3)	-	-	383	(3)

	$2,800	$(30)	$258	$(7)	$3,058	$(37)

Other-than-temporary Impairment

At September 30, 2017 and June 30, 2017, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2017 and June 30, 2017 include:

	September 30,	June 30,
	2017	2017
	(In thousands)
Real estate
One- to four-family residential	$24,949	$23,600
Home equity lines of credit	2,309	3,059
Commercial and multi-family	1,870	1,683
Consumer and other	3,330	3,611

Total loans	32,458	31,953

Allowance for loan losses	(253)	(253)

Net loans	$32,205	$31,700

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2017 and the recorded investment in loans and impairment method as of September 30, 2017:

	September 30, 2017
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017 Allowance for loan losses:

Balance, July 1, 2017	$162	$21	$8	$20	42	$253
Provision for loan losses	10	(6)	1	-	(5)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2017	$172	$15	$9	$20	$37	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$163	$15	$9	$20	$37	$244

Loans:
Ending balance	$24,949	$2,309	$1,870	$3,330		$32,458

Ending balance; individually evaluated for impairment	$410	$15	$92	$9		$526

Ending balance; collectively evaluated for impairment	$24,539	$2,294	$1,778	$3,321		$31,932

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2016:

	September 30, 2016
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2016 Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	-	-	(1)	(1)	2	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2016	$161	$22	$9	$23	$38	$253

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2017:

	June 30, 2017
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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Internal Risk Categories

The Company has adopted a standard loan grading system for all loans. Loans are selected for a grading review based on certain characteristics, including credit concentrations, subprime criteria, and delinquency of 90 days or more. Definitions are as follows:

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2017 and June 30, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
September 30, 2017
Pass	$24,131	$2,234	$1,778	$3,321	$31,464
Special mention	-	-	-	-	-
Substandard	818	75	92	9	994
Doubtful	-	-	-	-	-

Total	$24,949	$2,309	$1,870	$3,330	$32,458

June 30, 2017
Pass	$22,824	$2,989	$1,670	$3,609	$31,092
Special mention	-	-	-	-	-
Substandard	776	70	13	2	861
Doubtful	-	-	-	-	-

Total	$23,600	$3,059	$1,683	$3,611	$31,953

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and June 30, 2017:

	September 30, 2017
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$243	$-	$65	$308	$24,641	$24,949
Home equity lines of credit	-	-	-	-	2,309	2,309
Commercial and multi-family	79	-	13	92	1,778	1,870
Consumer and other	-	-	7	7	3,323	3,330

Total	$322	$-	$85	$407	$32,051	$32,458

	June 30, 2017
			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
Real estate
1-4 family residential	$-	$127	$65	$192	$23,408	$23,600
Home equity lines of credit	-	11	-	11	3,048	3,059
Commercial and multi-family	-	-	13	13	1,670	1,683
Consumer and other	-	-	-	-	3,611	3,611

Total	$-	$138	$78	$216	$31,737	$31,953

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three months ended September 30, 2017:

				For the Three Months Ended
	As of September 30, 2017			September 30, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$320	$321	$-	$320	$-
Home equity lines of credit	15	15	-	16	-
Commercial and multi-family	92	92	-	92	-
Consumer and other	9	9	-	4	-

Loans with an allowance recorded:
Real estate
1-4 family residential	90	92	9	90	1
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$526	$529	$9	$522	$1

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2017 and for the three months ended September 30, 2016:

				For the Three Months Ended
	As of June 30, 2017			September 30, 2016
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$319	$319	$-	$307	$1
Home equity lines of credit	17	17	-	13	-
Commercial and multi-family	13	13	-	-	-
Consumer and other	2	2	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	92	94	9	98	-
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$443	$445	$9	$418	$1

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2017 and June 30, 2017. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2017	2017
	(In thousands)
Real estate
1-4 family residential	$338	$337
Home equity lines of credit	15	17
Commercial and multi-family	92	13
Consumer and other	9	2

Total nonaccrual	$454	$369

At September 30, 2017 and June 30, 2017, the Company had certain loans that were modified in previous years in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $82,000 and $85,000 at September 30, 2017 and June 30, 2017, respectively. Troubled debt restructured loans had specific allowances totaling $7,000 and $6,000 at September 30, 2017 and June 30, 2017, respectively. At September 30, 2017, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three months ended September 30, 2017 or 2016.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2017 or 2016 that subsequently defaulted during the three-month periods ended September 30, 2017 or 2016. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of September 30, 2017 and June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of September 30, 2017 and June 30, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,542	40.0%	$1,906	8.0%	N/A	N/A
Bank	$8,480	35.6%	$1,906	8.0%	$2,383	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,289	39.0%	$1,430	6.0%	N/A	N/A
Bank	$8,227	34.5%	$1,430	6.0%	$1,906	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,289	39.0%	$1,072	4.5%	N/A	N/A
Bank	$8,227	34.5%	$1,072	4.5%	$1,549	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,289	17.8%	$2,091	4.0%	N/A	N/A
Bank	$8,227	15.7%	$2,091	4.0%	$2,614	5.0%

As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,621	39.1%	$1,970	8.0%	N/A	N/A
Bank	$8,560	34.8%	$1,970	8.0%	$2,463	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,478	6.0%	N/A	N/A
Bank	$8,307	33.7%	$1,478	6.0%	$1,970	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,108	4.5%	N/A	N/A
Bank	$8,307	33.7%	$1,108	4.5%	$1,601	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,368	16.9%	$2,211	4.0%	N/A	N/A
Bank	$8,307	15.0%	$2,211	4.0%	$2,764	5.0%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,077	$-	$5,077	$-
Collateralized mortgage obligations of government sponsored entities - residential	280	-	280	-
State and political subdivisions
Taxable	1,384	-	1,384	-
Nontaxable	1,477	-	1,477	-

	$8,218	$-	$8,218	$-

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,613	$-	$5,613	$-
Collateralized mortgage obligations of government sponsored entities - residential	313	-	313	-
State and political subdivisions
Taxable	1,393	-	1,393	-
Nontaxable	1,479	-	1,479	-

	$8,798	$-	$8,798	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the three-month periods ended September 30, 2017 and 2016.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2017 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2017
Impaired loans
Real estate
1-4 family residential	$81	$-	$-	$81
Foreclosed assets
Residential real estate	$17	$-	$-	$17

June 30, 2017
Impaired loans
Real estate
1-4 family residential	$83	$-	$-	$83
Foreclosed assets
Residential real estate	$17	$-	$-	$17

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
September 30, 2017
Impaired loans (collateral dependent) - residential real estate	$81	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

June 30, 2017
Impaired loans (collateral dependent) - residential real estate	$83	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and June 30, 2017.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2017
Financial assets
Cash and cash equivalents	$2,644	$2,644	$-	$-	$2,644
Interest-earning time deposits	5,082	5,082	-	-	5,082
Other investment securities	940	-	-	940	940
Loans, net	32,205	-	-	33,276	33,276
Accrued interest receivable	137	-	137	-	137
Bank owned life insurance	751	-	751	-	751
Financial liabilities
Deposits	40,036	31,824	8,085	-	39,909
Federal Home Loan Bank advances	1,000	-	1,030	-	1,030
Payments by borrowers for taxes and insurance	156	-	156	-	156

June 30, 2017
Financial assets
Cash and cash equivalents	$8,699	$8,699	$-	$-	$8,699
Interest-earning time deposits	4,580	4,580	-	-	4,580
Other investment securities	940	-	-	940	940
Loans, net	31,700	-	-	32,869	32,869
Accrued interest receivable	152	-	152	-	152
Financial liabilities
Deposits	41,519	33,384	8,014	-	41,398
Federal Home Loan Bank advances	4,500	-	4,536	-	4,536
Payments by borrowers for taxes and insurance	88	-	88	-	88

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates the cash surrender value of the policies, resulting in a level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Balance, July 1	$25	$88

Other comprehensive income (loss) before tax effect	(10)	9

Tax effect	3	(3)

Net current period other comprehensive income (loss)	(7)	6

Balance, September 30	$18	$94

There were no material items reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three months ended September 30, 2017 and 2016.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 7:	Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective, as to the Company, for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. ASU 2014-09 may require the Company to change how it recognizes certain components of noninterest income, but the Company does not believe it will have a material impact on the Company’s financial statements or disclosures.

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

The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company does not believe it will have a material impact on the Company’s financial statements or disclosures.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The amendments in ASU 2016-02 are effective, as to the Company, for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

FASB ASU 2016-13, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective, as to the Company, for annual reporting periods beginning after December 15, 2020 and for interim periods beginning after December 31, 2021. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

FASB ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs. In March 2017, the FASB issued ASU 2017-08. The amendment shortens the amortization period for certain callable debt securities purchased at a premium. Upon adoption of the standard, premiums on these qualifying callable debt securities will be amortized to the earliest call date. Discounts on purchased debt securities will continue to be accreted to maturity. This ASU will become effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. Upon transition, entities should apply the guidance on a modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and provide the disclosures required for a change in accounting principle. Management has not determined the expected effect of the adoption of ASU 2017-08 on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 8:	Loss Per Share

Basic loss per share (“LPS”) is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for basic and diluted LPS calculations until they are committed to be released.

Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.

Loss per share for the three months ended September 30, 2017 was $(0.20), calculated using 441,290 shares issued, less 32,688 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2017.

Loss per share disclosures are not applicable to the three months ended September 30, 2016, because the Company did not complete the conversion to stock form until January 10, 2017.

Note 9:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 for the three months ended September 30, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 32,688 unallocated shares was $436,000 based on the $13.35 closing price of our common stock on September 30, 2017.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at September 30, 2017 and results of operations for the three months ended September 30, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 14 of the Financial Statements “– Disclosures About Fair Value of Assets and Liabilities,” included in the Company’s Form 10-K.

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Total Assets. Total assets decreased $4.9 million, or 8.9%, to $50.7 million at September 30, 2017 from $55.6 million at June 30, 2017. The decrease was due primarily to a decrease in cash and cash equivalents of $6.1 million, offset by a $750,000 increase in bank-owned life insurance and a $502,000 increase in interest-earning time deposits in other institutions.

Cash and Cash Equivalents. Cash and cash equivalents decreased $6.1 million, or 69.6%, to $2.6 million at September 30, 2017. The decrease in cash and cash equivalents was due primarily to the repayment of $3.5 million in FHLB advances, a $1.5 million decrease in deposits, and a $750,000 purchase of bank-owned life insurance policies.

Interest-earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions increased $502,000, or 11.0%, to $5.1 million at September 30, 2017 from $4.6 million at June 30, 2017. The increase was due to purchases of time deposits in other institutions during the period.

Securities available-for-sale. Investment securities available-for-sale decreased $580,000, or 6.6%, to $8.2 million at September 30, 2017 from $8.8 million at June 30, 2017. The decrease in securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $535,000.

Net Loans. Net loans increased $505,000, or 1.6%, to $32.2 million at September 30, 2017 compared to June 30, 2017. The increase in net loans was due primarily to an increase of $1.3 million, or 5.7%, in one-to four-family mortgages to $24.9 million from $23.6 million at June 30, 2017. This was partially offset by a decrease of $750,000 in home equity loans to $2.3 million at September 30, 2017 from $3.1 million at June 30, 2017. Loans originated during the three months ended September 30, 2017 totaled $1.9 million, of which $1.8 million were loans secured by one-to four-family residential real estate.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Deposits. Deposits decreased $1.5 million, or 3.6%, to $40.0 million at September 30, 2017 from $41.5 million at June 30, 2017. The decrease resulted primarily from a drop in demand deposits of $665,000, or 6.7%, and savings and money market accounts of $895,000, or 3.8%, partially offset by a gain in certificate of deposit accounts of $77,000, or 0.9%.

FHLB Advances. FHLB advances decreased $3.5 million, or 77.8%, to $1.0 million at September 30, 2017 from $4.5 million at June 30, 2017, as we utilized cash and cash equivalents to repay certain FHLB advances.

Shareholders’ Equity. Shareholders’ equity decreased $86,000, or 0.9%, to $9.3 million at September 30, 2017 from $9.4 million at June 30, 2017. The decrease was due primarily to a net loss of $79,000 and a decrease in accumulated other comprehensive income of $7,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2017 and 2016

General. For the three months ended September 30, 2017, we had a net loss of $79,000 compared to net income of $4,000 for the three months ended September 30, 2016, a decrease of $83,000. The net loss resulted primarily from a decrease in net interest income of $8,000, a decrease in noninterest income of $33,000, and an increase of $71,000 in noninterest expense, which were offset in part by an increase of $29,000 in federal income tax benefits.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three month periods ended September 30, 2017 and 2016. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,
	2017			2016

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$32,276	$346	4.29%	$32,691	$356	4.36%
Investment securities	8,566	41	1.91%	10,714	51	1.90%
Other interest-earning assets (1)	8,666	39	1.80%	7,343	32	1.74%
Total interest-earning assets	49,508	426	3.44%	50,748	439	3.46%
Noninterest-earning assets	3,058			2,980
Allowance for loan losses	(253)			(253)
Total assets	$52,313			$53,475

Interest-bearing liabilities:
Demand accounts	$2,229	1	0.18%	$2,590	1	0.15%
Savings and money market accounts	22,858	16	0.28%	22,121	15	0.27%
Certificates of deposit	8,203	15	0.73%	7,874	14	0.71%
Total deposits	33,290	32	0.38%	32,585	30	0.37%
FHLB advances	2,141	15	2.80%	6,543	22	1.34%
Total interest-bearing liabilities	35,431	47	0.53%	39,128	52	0.53%
Noninterest-bearing liabilities	7,504			7,682
Total liabilities	42,935			46,810
Equity	9,378			6,665
Total liabilities and equity	$52,313			$53,475

Net interest income		$379			$387
Net interest rate spread (2)			2.91%			2.93%
Net interest-earning assets (3)	$14,077			$11,620
Net interest margin (4)			3.06%			3.05%
Average interest-earning assets to interest-bearing liabilities	139.73%			129.70%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income decreased $13,000, or 3.0%, to $426,000 for the three months ended September 30, 2017 from $439,000 for the three months ended September 30, 2016. The decrease resulted primarily from a $10,000 decrease in loan interest income and a decrease of $10,000 in interest on investment securities, offset by an increase of $7,000 in income from interest-earning deposits. The average balance of investment securities decreased $2.1 million, or 20.0%, to $8.6 million during the three months ended September 30, 2017 from $10.7 million during the three months ended September 30, 2016, which was partially offset by an increase in the average yield on investment securities of one basis point to 1.91% for the 2017 period from 1.90% for the 2016 period. The average balance of loans receivable decreased $415,000, or 1.3%, to $32.3 million during the three months ended September 30, 2017 from $32.7 million during the three months ended September 30, 2016, while the average yield on loans decreased seven basis points to 4.29% during the three months ended September 30, 2017 from 4.36% during the year earlier period, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $5,000, or 9.6%, to $47,000 for the three months ended September 30, 2017 from $52,000 for the three months ended September 30, 2016. Interest expense on deposits increased $2,000, or 6.7%, to $32,000 for the three months ended September 30, 2017 from $30,000 for the three months ended September 30, 2016. The increase was primarily due to an increase in the average cost of deposits of one basis point to 0.38% from 0.37% for the three months ended September 30, 2017 and 2016, respectively, and an increase of $705,000, or 2.2%, in the average balance of interest-bearing deposits to $33.3 million for the three month period in 2017 from $32.6 million for the comparable period in 2016. Interest expense on borrowings decreased $7,000, or 31.8%, to $15,000 for the three months ended September 30, 2017 from $22,000 for the three months ended September 30, 2016. The average balance of FHLB advances decreased $4.4 million to $2.1 million for the three months ended September 30, 2017 from $6.5 million for the three months ended September 30, 2016, while the average cost of these advances increased 146 basis points to 2.80% from 1.34% period-to-period.

Net Interest Income. Net interest income decreased $8,000, or 2.1%, to $379,000 for the three months ended September 30, 2017 from $387,000 for the three months ended September 30, 2016. Our net interest rate spread decreased to 2.91% for the three months ended September 30, 2017 from 2.93% for the three months ended September 30, 2016, and our net interest margin increased to 3.06% for the three months ended September 30, 2017 from 3.05% for the comparable three-month period in 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended September 30, 2017 or 2016. The allowance for loan losses was $253,000, or 0.78% of total loans at September 30, 2017, compared to $253,000, or 0.78% of total loans at September 30, 2016. Total nonperforming loans were $454,000 at September 30, 2017, compared to $324,000 at September 30, 2016. Classified (substandard, doubtful and loss) loans were $994,000 at September 30, 2017, compared to $855,000 at September 30, 2016, and total loans past due greater than 30 days were $407,000 and $264,000 at September 30, 2017 and 2016, respectively. The Bank had no net charge-offs during either of the three months ended September 30, 2017 and 2016. As a percentage of nonperforming loans, the allowance for loan losses was 55.7% at September 30, 2017 compared to 78.1% at September 30, 2016.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $33,000, or 33.3%, to $66,000 for the three months ended September 30, 2017 from $99,000 for the three months ended September 30, 2016. There was no gain on the sale of foreclosed assets during the three months ended September 30, 2017 compared to $29,000 for the same period in 2016. Service charges and fees were $65,000 during the three months ended September 30, 2017 and 2016.

Noninterest Expense. Noninterest expense increased $71,000, or 14.7%, to $555,000 for the three months ended September 30, 2017 compared to $484,000 for the three months ended September 30, 2016. Salaries and benefits increased $23,000, or 11.5%, due primarily to the addition of a new loan officer. Data processing increased by $24,000, or 38.7% as we continue to improve our cyber-security protection, and professional services increased $20,000, or 33.3%, because of costs associated with operating as a public company. Correspondent bank service charges increased $7,000, or 14.9% due to increased interchange activity. Other expenses decreased $10,000 or 20.4%, to $39,000 from $49,000 during the three months ended September 30, 2017, due primarily to a decrease in foreclosure expense of $3,000, a decrease in miscellaneous operating expense of $3,000, and a decrease in real estate owned expense of $2,000. FDIC insurance premiums decreased $5,000 due to a decrease in the insurance rates period-to-period.

Noninterest expense can be expected to increase because of costs associated with operating as a public company and increased compensation costs related to the implementation of a stock-based benefit plan. Additionally, we intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $31,000 for the three months ended September 30, 2017, compared to a tax benefit of $2,000 recognized during the three months ended September 30, 2016, due primarily to the $112,000 increase in the net loss before taxes period to period.

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

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $82,000 and $(191,000) for the three months ended September 30, 2017 and 2016, respectively. Net cash provided by (used in) investing activities was $(1.2 million) and $1.9 million for the three months ended September 30, 2017 and 2016, respectively. The change in cash flows in investing activities resulted primarily from the purchase of $750,000 of bank owned life insurance and the purchase of time deposits in other financial institutions of $502,000 during the three months ended September 30, 2017. Cash used in financing activities was $(4.9 million) and $(821,000) in the three months ended September 30, 2017 and 2016, respectively. This change resulted primarily from the repayments of FHLB advances of $3.5 million and a decrease in deposits of $1.5 million for the three months ended September 30, 2017.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At September 30, 2017, we had outstanding commitments to originate loans of $225,000, we had commitments under undisbursed construction loans of $407,000 and commitments under home equity lines of credit of $1.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $3.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, and agreements with respect to borrowed funds and deposit liabilities.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Community Savings Bancorp, Inc.

Date:	November 14, 2017	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	November 14, 2017	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit		Page
Number	Description	Reference

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561).

3.2	Bylaws of Community Savings Bancorp, Inc.	Incorporated by reference to registrant's Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith.

32	Written Statement of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith.

101.INS	XBRL Instance Document	Included herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Included herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Included herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Included herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Included herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Included herewith.

