Form 10-Q
period 2017-12-31
Community Savings Bancorp, Inc.
filed 2018-02-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐        No  ☒

As of February 13, 2018, the latest practicable date, 441,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Condensed Consolidated Balance Sheets

December 31, 2017 and June 30, 2017

(In thousands, except share data)

	December 31,	June 30,
	2017	2017
	(Unaudited)
Assets

Cash and due from banks	$1,647	$2,647
Interest-earning demand deposits in other financial institutions	1,434	6,052

Cash and cash equivalents	3,081	8,699

Interest-earning time deposits in other financial institutions	4,594	4,580
Investment securities available-for-sale, at fair value	7,277	8,798
Other investment securities	940	940
Loans	32,790	31,953
Less: allowance for loan losses	(253)	(253)
Loans, net	32,537	31,700
Premises and equipment, net	423	458
Foreclosed assets, net	17	17
Accrued interest receivable	158	152
Bank owned life insurance	757	-
Other assets	199	265

Total assets	$49,983	$55,609

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$8,948	$9,907
Savings and money market	22,468	23,477
Time	8,024	8,135

Total deposits	39,440	41,519

Federal Home Loan Bank advances	1,000	4,500
Payments by borrowers for taxes and insurance	233	88
Other liabilities	159	109

Total liabilities	40,832	46,216

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding	4	4
Additional paid in capital	3,258	3,258
Unearned employee stock ownership plan (ESOP) shares	(327)	(327)
Retained earnings	6,241	6,433
Accumulated other comprehensive income (loss)	(25)	25

Total shareholders' equity	9,151	9,393

Total liabilities and shareholders' equity	$49,983	$55,609

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2017 and 2016

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)
Interest Income
Loans, including fees	$371	$353	$717	$709
Taxable securities	33	41	64	74
Tax exempt securities	10	10	20	28
Interest-earning deposits	39	29	78	61

Total interest income	453	433	879	872

Interest Expense
Deposits	32	32	64	62
Federal Home Loan Bank advances	11	22	26	44

Total interest expense	43	54	90	106

Net Interest Income	410	379	789	766

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	410	379	789	766

Noninterest Income
Service charges and fees	65	65	130	130
Gain on sale of foreclosed assets, net	-	-	-	29
Increase in cash surrender value-bank owned life insurance	6	-	7	-
Other operating	-	5	-	10

Total noninterest income	71	70	137	169

Noninterest Expense
Salaries, employee benefits and directors fees	215	205	438	405
Occupancy and equipment	23	25	48	50
Data processing	77	93	163	155
Correspondent bank service charges	57	71	111	118
Franchise taxes	13	9	26	21
FDIC insurance premiums	4	2	7	10
Professional services	117	32	197	92
Advertising	3	5	10	8
Office supplies	26	17	51	35
Other	41	63	80	112

Total noninterest expense	576	522	1,131	1,006

Loss Before Federal Income Tax Expense (Benefit)	(95)	(73)	(205)	(71)

Federal Income Tax Expense (Benefit)	18	(19)	(13)	(21)

Net loss	$(113)	$(54)	$(192)	$(50)

(Loss) per share - basic and diluted	$(0.28)	N/A	$(0.47)	N/A

Weighted-average shares outstanding - basic and diluted	408,602	-	408,602	-

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2017 and 2016

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(Unaudited)

Net loss	$(113)	$(54)	$(192)	$(50)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(65)	(237)	(75)	(228)

Tax effect	22	80	25	77

Total other comprehensive loss	(43)	(157)	(50)	(151)

Comprehensive loss	$(156)	$(211)	$(242)	$(201)

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended December 31, 2017 and 2016

(In thousands)

Six Months Ended December 31, 2017

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(192)	-	(192)

Other comprehensive loss	-	-	-	-	-	(50)	(50)

Balance at December 31, 2017	$-	$4	$3,258	$(327)	$6,241	$(25)	$9,151

Six Months Ended December 31, 2016

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2016	$-	$-	$-	$-	$6,567	$88	$6,655

Net loss	-	-	-	-	(50)	-	(50)

Other comprehensive loss	-	-	-	-	-	(151)	(151)

Balance at December 31, 2016	$-	$-	$-	$-	$6,517	$(63)	$6,454

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2017 and 2016

(In thousands)

	Six Months Ended December 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(192)	$(50)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	35	34
Deferred income tax expense	(13)	(21)
Amortization of premiums and discounts on securities, net	64	82
Provision for loan losses	-	-
Gain on sale of foreclosed assets	-	(29)
Impairment of foreclosed real estate	-	2
Net changes in:
Accrued interest receivable	(6)	6
Bank owned life insurance-cash surrender value	(7)	-
Other assets	104	(688)
Other liabilities	50	207

Net cash provided by (used in) operating activities	35	(457)

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	(14)	740
Purchase of available for sale securities	-	(1,507)
Proceeds from maturities of available for sale securities	555	1,500
Principal repayments of available for sale mortgage-backed securities	827	841
Net change in loans	(837)	192
Purchase of premises and equipment	-	(36)
Purchase of bank owned life insurance	(750)	-
Proceeds from sale of foreclosed assets	-	40

Net cash provided by (used in) investing activities	(219)	1,770

Cash Flows from Financing Activities
Net change in deposits	(2,079)	609
Proceeds from Federal Home Loan Bank advances	-	1,750
Repayment of Federal Home Loan Bank advances	(3,500)	(2,800)
Payments by borrowers for taxes and insurance	145	125
Proceeds from stock subscriptions	-	3,572

Net cash provided by (used in) financing activities	(5,434)	3,256

Net Change in Cash and Cash Equivalents	(5,618)	4,569

Beginning Cash and Cash Equivalents	8,699	3,184

Ending Cash and Cash Equivalents	$3,081	$7,753

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$90	$106
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$-

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017.  In the conversion and concurrent stock offering, the Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2017 and the results of operations and cash flows for the three and six months ended December 31, 2017 and 2016. All interim amounts have not been audited and the results of operations for the three and six months ended December 31, 2017, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Principles of Consolidation

The condensed consolidated financial statements as of and for the periods ended December 31, 2017 and at June 30, 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements for the three and six months ended December 31, 2016 represent the Bank only, as the conversion to stock form, including the formation of Community Savings Bancorp, Inc., was completed on January 10, 2017. References herein to the “Company” for periods prior to the completion of the stock conversion should be deemed to refer to the “Bank.”

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

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,783	$23	$(46)	$4,760
Collateralized mortgage obligations of government sponsored entities - residential	249	3	(2)	250
State and political subdivisions
Taxable	822	3	(8)	817
Nontaxable	1,461	7	(18)	1,450

	$7,315	$36	$(74)	$7,277

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,595	$44	$(26)	$5,613
Collateralized mortgage obligations of government sponsored entities - residential	307	6	-	313
State and political subdivisions
Taxable	1,393	8	(8)	1,393
Nontaxable	1,466	16	(3)	1,479

	$8,761	$74	$(37)	$8,798

The amortized cost and fair value of available-for-sale securities at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$254	$253
One to five years	305	308
Five to ten years	290	289
Beyond ten years	1,434	1,417

	2,283	2,267
Mortgage-backed securities of U.S. government sponsored entities - residential	4,783	4,760
Collateralized mortgage obligations of government sponsored entities - residential	249	250

Totals	$7,315	$7,277

The Company had no sales of investment securities during the three and six-month periods ended December 31, 2017 and 2016. One security was called in the amount of $555,000 during the 2017 period.

The Company had pledged $2.0 million and $2.6 million of its investment securities at December 31, 2017 and June 30, 2017, respectively, and $885,000 of interest-earning time deposits at December 31, 2017 and June 30, 2017. The Company also had pledged $225,000 of interest-earning demand deposits at December 31, 2017 and June 30, 2017, primarily to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both December 31, 2017 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and June 30, 2017:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,846	$(14)	$1,363	$(32)	$3,209	$(46)
Collateralized mortgage obligations of government sponsored entities - residential	140	(2)	-	-	$140	$(2)
State and political subdivisions
Taxable	253	(1)	255	(7)	508	(8)
Nontaxable	289	(2)	370	(16)	659	(18)

	$2,528	$(19)	$1,988	$(55)	$4,516	$(74)
June 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,161	$(26)	$-	$-	$2,161	$(26)
State and political subdivisions
Taxable	256	(1)	258	(7)	514	(8)
Nontaxable	383	(3)	-	-	383	(3)
	$2,800	$(30)	$258	$(7)	$3,058	$(37)

Other-than-temporary Impairment

At December 31, 2017 and June 30, 2017, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at December 31, 2017 and June 30, 2017 include:

	December 31,	June 30,
	2017	2017
	(In thousands)
Real estate
One- to four-family residential	$25,310	$23,600
Home equity lines of credit	2,182	3,059
Commercial and multi-family	2,042	1,683
Consumer and other	3,256	3,611

Total loans	32,790	31,953

Allowance for loan losses	(253)	(253)

Net loans	$32,537	$31,700

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2017 and the recorded investment in loans and impairment method as of December 31, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2017 Allowance for loan losses:
Balance, October 1, 2017	$172	$15	$9	$20	37	$253
Provision for loan losses	3	1	1	(3)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2017	$175	$16	$10	$17	$35	$253

Six Months Ended December 31, 2017 Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	13	(5)	2	(3)	(7)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2017	$175	$16	$10	$17	$35	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$166	$16	$10	$17	$35	$244

Loans:
Ending balance	$25,310	$2,182	$2,042	$3,256		$32,790

Ending balance; individually evaluated for impairment	$389	$6	$90	$9		$494

Ending balance; collectively evaluated for impairment	$24,921	$2,176	$1,952	$3,247		$32,296

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2016:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2016 Allowance for loan losses:
Balance, October 1, 2016	$161	$22	$9	$23	$38	$253
Provision for loan losses	4	-	-	(1)	(3)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2016	$165	$22	$9	$22	$35	$253

Six Months Ended December 31, 2016 Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	4	-	(1)	(2)	(1)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2016	$165	$22	$9	$22	$35	$253

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2017 and June 30, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
December 31, 2017
Pass	$24,592	$2,116	$1,952	$3,247	$31,907
Special mention	-	-	-	-	-
Substandard	718	66	90	9	883
Doubtful	-	-	-	-	-

Total	$25,310	$2,182	$2,042	$3,256	$32,790

June 30, 2017
Pass	$22,824	$2,989	$1,670	$3,609	$31,092
Special mention	-	-	-	-	-
Substandard	776	70	13	2	861
Doubtful	-	-	-	-	-

Total	$23,600	$3,059	$1,683	$3,611	$31,953

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2017 and June 30, 2017:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
December 31, 2017
Real estate
1-4 family residential	$163	$-	$50	$213	$25,097	$25,310
Home equity lines of credit	-	-	-	-	2,182	2,182
Commercial and multi-family	77	-	13	90	1,952	2,042
Consumer and other	-	-	-	-	3,256	3,256

Total	$240	$-	$63	$303	$32,487	$32,790

June 30, 2017
Real estate
1-4 family residential	$-	$127	$65	$192	$23,408	$23,600
Home equity lines of credit	-	11	-	11	3,048	3,059
Commercial and multi-family	-	-	13	13	1,670	1,683
Consumer and other	-	-	-	-	3,611	3,611

Total	$-	$138	$78	$216	$31,737	$31,953

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and six months ended December 31, 2017:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2017			December 31, 2017		December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$301	$301	$-	$311	$-	$313	$-
Home equity lines of credit	6	6	-	6	-	6	-
Commercial and multi-family	90	90	-	91	-	65	-
Consumer and other	9	9	-	9	-	6	-

Loans with an allowance recorded:
Real estate
1-4 family residential	88	90	9	89	1	90	2
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$494	$496	$9	$506	$1	$480	$2

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2017 and for the three and six months ended December 31, 2016:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2017			December 31, 2016		December 31, 2016
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$319	$319	$-	$301	$-	302	$-
Home equity lines of credit	17	17	-	20	-	20	-
Commercial and multi-family	13	13	-	-	-	-	-
Consumer and other	2	2	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	92	94	9	97	1	98	2
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$443	$445	$9	$418	$1	$420	$2

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2017 and June 30, 2017. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2017	2017
	(In thousands)
Real estate
1-4 family residential	$317	$337
Home equity lines of credit	6	17
Commercial and multi-family	90	13
Consumer and other	9	2

Total nonaccrual	$422	$369

At December 31, 2017 and June 30, 2017, the Company had certain loans that were modified in previous years in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $72,000 and $85,000 at December 31, 2017 and June 30, 2017, respectively. Troubled debt restructured loans had specific allowances totaling $7,000 and $6,000 at December 31, 2017 and June 30, 2017, respectively. At December 31, 2017, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three and six months ended December 31, 2017 or 2016.

The Company had no troubled debt restructurings modified during the twelve months ended December 31, 2017 or 2016 that subsequently defaulted during the six-month periods ended December 31, 2017 or 2016. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of December 31, 2017 and June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2017 and June 30, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,429	39.6%	$1,905	8.0%	N/A	N/A
Bank	$8,357	35.1%	$1,905	8.0%	$2,379	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,176	38.6%	$1,429	6.0%	N/A	N/A
Bank	$8,104	34.0%	$1,429	6.0%	$1,903	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,176	38.6%	$1,071	4.5%	N/A	N/A
Bank	$8,104	34.0%	$1,071	4.5%	$1,546	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,176	18.3%	$2,010	4.0%	N/A	N/A
Bank	$8,104	16.1%	$2,010	4.0%	$2,512	5.0%

As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,621	39.1%	$1,970	8.0%	N/A	N/A
Bank	$8,560	34.8%	$1,970	8.0%	$2,463	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,478	6.0%	N/A	N/A
Bank	$8,307	33.7%	$1,478	6.0%	$1,970	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,108	4.5%	N/A	N/A
Bank	$8,307	33.7%	$1,108	4.5%	$1,601	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,368	16.9%	$2,211	4.0%	N/A	N/A
Bank	$8,307	15.0%	$2,211	4.0%	$2,764	5.0%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,760	$-	$4,760	$-
Collateralized mortgage obligations of government sponsored entities - residential	250	-	250	-
State and political subdivisions
Taxable	817	-	817	-
Nontaxable	1,450	-	1,450	-

	$7,277	$-	$7,277	$-

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,613	$-	$5,613	$-
Collateralized mortgage obligations of government sponsored entities - residential	313	-	313	-
State and political subdivisions
Taxable	1,393	-	1,393	-
Nontaxable	1,479	-	1,479	-

	$8,798	$-	$8,798	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the six-month periods ended December 31, 2017 and 2016.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2017 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2017
Impaired loans
Real estate
1-4 family residential	$79	$-	$-	$79
Forclosed assets
Residential real estate	$17	$-	$-	$17

June 30, 2017
Impaired loans
Real estate
1-4 family residential	$83	$-	$-	$83
Foreclosed assets
Residential real estate	$17	$-	$-	$17

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
December 31, 2017
Impaired loans (collateral dependent) - residential real estate	$79	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

June 30, 2017
Impaired loans (collateral dependent) - residential real estate	$83	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and June 30, 2017.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
December 31, 2017
Financial assets
Cash and cash equivalents	$3,081	$3,081	$-	$-	$3,081
Interest-earning time deposits	4,594	4,594	-	-	4,594
Other investment securities	940	-	-	940	940
Loans, net	32,537	-	-	33,469	33,469
Accrued interest receivable	158	-	158	-	158
Bank owned life insurance	757	-	757	-	757
Financial liabilities
Deposits	39,440	31,416	7,852	-	39,268
Federal Home Loan Bank advances	1,000	-	1,020	-	1,020
Payments by borrowers for taxes and insurance	233	-	233	-	233

June 30, 2017
Financial assets
Cash and cash equivalents	$8,699	$8,699	$-	$-	$8,699
Interest-earning time deposits	4,580	4,580	-	-	4,580
Other investment securities	940	-	-	940	940
Loans, net	31,700	-	-	32,869	32,869
Accrued interest receivable	152	-	152	-	152
Financial liabilities
Deposits	41,519	33,384	8,014	-	41,398
Federal Home Loan Bank advances	4,500	-	4,536	-	4,536
Payments by borrowers for taxes and insurance	88	-	88	-	88

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

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Balance, October 1	$18	$94

Other comprehensive income (loss) before tax effect	(65)	(237)

Tax effect	22	80

Net current period other comprehensive income (loss)	(43)	(157)

Balance, December 31	$(25)	$(63)

	Six Months Ended December 31,
	2017	2016
	(In thousands)
Balance, July 1	$25	$88

Other comprehensive income (loss) before tax effect	(75)	(228)

Tax effect	25	77

Net current period other comprehensive income (loss)	(50)	(151)

Balance, December 31	$(25)	$(63)

There were no material items reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three and six months ended December 31, 2017 and 2016.

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

FASB ASU 2016-13, Financial Instruments-Credit Losses. In June 2016, the FASB issued ASU 2016-13. The amendments in this ASU replace the incurred loss model for recognition of credit losses with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The amendments are effective, as to the Company, for annual reporting periods beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations.

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

Diluted LPS is computed in a manner similar to that of basic LPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period.

Loss per share for the three and six months ended December 31, 2017 was $(0.28) and $(0.47) respectively, calculated using 441,290 shares issued, less 32,688 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2017.

Loss per share disclosures are not applicable to the three and six months ended December 31, 2016, because the Company did not complete the conversion to stock form until January 10, 2017.

Note 9:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 and $12,000 for the three and six months ended December 31, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 32,688 unallocated shares was $443,000 based on the $13.55 closing price of our common stock on December 31, 2017.

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at December 31, 2017 and results of operations for the three and six months ended December 31, 2017 and 2016, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Total Assets. Total assets decreased $5.6 million, or 10.1%, to $50.0 million at December 31, 2017 from $55.6 million at June 30, 2017. The decrease was due primarily to a decrease in cash and cash equivalents of $5.6 million and a decrease in investment securities available-for-sale of $1.5 million, which were partially offset by a $757,000 increase in bank-owned life insurance and an increase in net loans of $837,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.6 million, or 64.6%, to $3.1 million at December 31, 2017 from $8.7 million at June 30, 2017. The decrease in cash and cash equivalents was due primarily to the repayment of $3.5 million in FHLB advances, a $2.1 million decrease in deposits.

Investment Securities available-for-sale. Investment securities available-for-sale decreased $1.5 million, or 17.3%, to $7.3 million at December 31, 2017 from $8.8 million at June 30, 2017. The decrease in investment securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $827,000 and the call of a municipal bond in the amount of $555,000.

Net Loans. Net loans increased $837,000, or 2.6%, to $32.5 million at December 31, 2017 compared to June 30, 2017. The increase in net loans was due primarily to an increase of $1.7 million, or 7.2%, in one-to four-family mortgages to $25.3 million from $23.6 million at June 30, 2017. This was partially offset by a decrease of $877,000 in home equity loans to $2.2 million at December 31, 2017 from $3.1 million at June 30, 2017. Loans originated during the six months ended December 31, 2017 totaled $3.6 million, of which $3.0 million were loans secured by one-to four-family residential real estate.

Deposits. Deposits decreased $2.1 million, or 5.0%, to $39.4 million at December 31, 2017 from $41.5 million at June 30, 2017. The decrease resulted primarily from a drop in demand deposits of $959,000, or 9.7%, and savings and money market accounts of $1.0 million, or 4.3%.

FHLB Advances. FHLB advances decreased $3.5 million, or 77.8%, to $1.0 million at December 31, 2017 from $4.5 million at June 30, 2017, as we utilized cash and cash equivalents to repay certain FHLB advances.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Shareholders’ Equity. Shareholders’ equity decreased $242,000, or 2.6%, to $9.2 million at December 31, 2017 from $9.4 million at June 30, 2017. The decrease was due primarily to a net loss of $192,000 and a decrease in accumulated other comprehensive income of $50,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2017 and 2016

General. For the three months ended December 31, 2017, we had a net loss of $113,000 compared to a net loss of $54,000 for the three months ended December 31, 2016, an increased loss of $59,000. The net loss resulted primarily from an increase in noninterest expense of $54,000, and in increase of $37,000 in federal income tax expense, which were partially offset by an increase of $31,000 in net interest income.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three-month periods ended December 31, 2017 and 2016. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended December 31,
	2017			2016

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$32,756	$371	4.53%	$32,506	$353	4.34%
Investment securities	7,976	43	2.16%	10,223	51	2.00%
Other interest-earning assets (1)	7,671	39	2.03%	7,799	29	1.49%
Total interest-earning assets	48,403	453	3.74%	50,528	433	3.43%
Noninterest-earning assets	2,140			3,918
Allowance for loan losses	(253)			(253)
Total assets	$50,290			$54,193

Interest-bearing liabilities:
Demand accounts	$2,209	1	0.18%	$2,481	1	0.16%
Savings and money market accounts	22,444	16	0.29%	23,322	17	0.29%
Certificates of deposit	8,135	15	0.74%	7,824	14	0.72%
Total deposits	32,788	32	0.39%	33,627	32	0.38%
FHLB advances	1,073	11	4.10%	6,200	22	1.42%
Total interest-bearing liabilities	33,861	43	0.51%	39,827	54	0.54%
Noninterest-bearing liabilities	7,176			7,777
Total liabilities	41,037			47,604
Equity	9,253			6,589
Total liabilities and equity	$50,290			$54,193

Net interest income		$410			$379
Net interest rate spread (2)			3.24%			2.89%
Net interest-earning assets (3)	$14,542			$10,701
Net interest margin (4)			3.39%			3.00%
Average interest-earning assets to interest-bearing liabilities	142.95%			126.87%

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $20,000, or 4.6%, to $453,000 for the three months ended December 31, 2017 from $433,000 for the three months ended December 31, 2016. The increase resulted primarily from an $18,000 increase in loan interest income, an increase of $10,000 in interest on other interest earning assets, and a decrease of $8,000 in interest on investment securities. The average balance of loans receivable increased $250,000, or 0.8%, to $32.8 million during the three months ended December 31, 2017 from $32.5 million during the three months ended December 31, 2016, while the average yield on loans increased 19 basis points to 4.53% during the three months ended December 31, 2017 from 4.34% during the year earlier period, reflecting higher market interest rates. The average balance of investment securities decreased $2.2 million, or 22.0%, to $8.0 million during the three months ended December 31, 2017 from $10.2 million during the three months ended December 31, 2016, which was partially offset by an increase in the average yield on investment securities of 16 basis points to 2.16% for the 2017 period from 2.00% for the 2016 period.

Interest Expense. Interest expense decreased $11,000, or 20.4%, to $43,000 for the three months ended December 31, 2017 from $54,000 for the three months ended December 31, 2016. Interest expense on deposits remained unchanged at $32,000 period-to-period. The average cost of deposits increased one basis point to 0.39% from 0.38% for the three months ended December 31, 2017 and 2016, respectively. There was a decrease in average total deposits of $839,000, or 2.5%, to $32.8 million for the three months ended December 31, 2017, compared to $33.6 million for the three months ended December 31, 2016. Interest expense on borrowings decreased $11,000, or 50.0%, to $11,000 for the three months ended December 31, 2017 from $22,000 for the three months ended December 31, 2016. The average balance of FHLB advances decreased $5.1 million to $1.1 million for the three months ended December 31, 2017 from $6.2 million for the three months ended December 31, 2016 while the average cost of these advances increased 268 basis points to 4.10% from 1.42% period-to-period.

Net Interest Income. Net interest income increased $31,000, or 8.2%, to $410,000 for the three months ended December 31, 2017 from $379,000 for the three months ended December 31, 2016. Our net interest rate spread increased to 3.24% for the three months ended December 31, 2017 from 2.89% for the three months ended December 31, 2016, and our net interest margin increased to 3.39% for the three months ended December 31, 2017 from 3.00% for the comparable three-month period in 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended December 31, 2017 or 2016. The allowance for loan losses was $253,000, or 0.77% of total loans at December 31, 2017, compared to $253,000, or 0.77% of total loans at December 31, 2016. Total nonperforming loans were $422,000 at December 31, 2017, compared to $339,000 at December 31, 2016. Classified (substandard, doubtful and loss) loans were $883,000 at December 31, 2017, compared to $1.0 million at December 31, 2016, and total loans past due greater than 30 days were $303,000 and $343,000 at December 31, 2017 and 2016, respectively. The Bank had no net charge-offs during either of the three months ended December 31, 2017 and 2016. As a percentage of nonperforming loans, the allowance for loan losses was 60.0% at December 31, 2017 compared to 74.6% at December 31, 2016.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $1,000, or 1.4%, to $71,000 for the three months ended December 31, 2017 from $70,000 for the three months ended December 31, 2016. The increase in other income was due to a $6,000 increase in income from our new bank-owned life insurance policy, partially offset by $5,000 decrease in other operating income period to period.

Noninterest Expense. Noninterest expense increased $54,000, or 10.3%, to $576,000 for the three months ended December 31, 2017 compared to $522,000 for the three months ended December 31, 2016. Salaries and benefits increased $10,000, or 4.9%, due primarily to the addition of ESOP expenses, which were not in the 2016 quarter. Professional services increased $85,000, or 265.6%, because of costs associated with operating as a public company. Also, office supplies increased $9,000, or 52.9%. Data processing decreased by $16,000, or 17.2% due primarily to a decrease in compliance cost, due to nonrecurring costs with regards to cyber-security protection in the 2016 quarter, and correspondent bank service charges decreased $14,000, or 19.7% due to decreased costs associated with our debit card program. Other expenses decreased $22,000 or 34.9%, to $41,000 from $63,000 during the three months ended December 31, 2017, due to nonrecurring customer debit card fraud claims incurred in the 2016 quarter.

We intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax expense of $18,000 for the three months ended December 31, 2017, compared to a tax benefit of $19,000 recognized during the three months ended December 31, 2016, an increase of $37,000. The increase in federal income taxes was due primarily to a write-down of the Company’s deferred tax assets, which was attributable to the change in federal income tax rates pursuant to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The new Tax Act had the effect of changing the corporate tax rate to 21%, and accordingly, the Company adjusted the carrying value of the deferred tax assets to reflect the new rate.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2017 and 2016

General. For the six months ended December 31, 2017, we had a net loss of $192,000 compared to net loss of $50,000 for the six months ended December 31, 2016, an increased loss of $142,000. The net loss resulted primarily from an increase in noninterest expense of $125,000, an increase of $8,000 in federal income tax expense and a decrease in noninterest income of $32,000, which were partially offset by an increase of $23,000 in net interest income.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the six-month periods ended December 31, 2017 and 2016. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Six Months Ended December 31,
	2017			2016

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$32,516	$717	4.41%	$32,599	$709	4.35%
Investment securities	8,271	84	2.03%	10,468	102	1.95%
Other interest-earning assets (1)	8,169	78	1.91%	7,571	61	1.61%
Total interest-earning assets	48,956	879	3.59%	50,638	872	3.44%
Noninterest-earning assets	2,603			3,484
Allowance for loan losses	(253)			(253)
Total assets	$51,306			$53,869

Interest-bearing liabilities:
Demand accounts	$2,219	2	0.18%	$2,564	2	0.16%
Savings and money market accounts	22,651	31	0.27%	22,722	32	0.28%
Certificates of deposit	8,169	31	0.76%	7,849	28	0.71%
Total deposits	33,039	64	0.39%	33,135	62	0.37%
FHLB advances	1,607	26	3.24%	6,371	44	1.38%
Total interest-bearing liabilities	34,646	90	0.52%	39,506	106	0.54%
Noninterest-bearing liabilities	7,344			7,731
Total liabilities	41,990			47,237
Equity	9,316			6,632
Total liabilities and equity	$51,306			$53,869

Net interest income		$789			$766
Net interest rate spread (2)			3.07%			2.90%
Net interest-earning assets (3)	$14,310			$11,132
Net interest margin (4)			3.22%			3.03%
Average interest-earning assets to interest-bearing liabilities	141.30%			128.18%

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $7,000, or 0.8%, to $879,000 for the six months ended December 31, 2017 from $872,000 for the six months ended December 31, 2016. The increase resulted primarily from a $17,000 increase in interest on other interest earning assets and an $8,000 increase in interest on loans receivable, offset by an $18,000 decrease in interest on investment securities. The increase in interest on other interest earning assets was due to a $598,000, or 7.9%, increase in the average balance outstanding and a 30 basis point increase in average yield, to 1.91% for the six months ended December 31, 2017. The increase in interest income on loans was due to an increase in the average yield on loans, which increased six basis points to 4.41% during the six months ended December 31, 2017 from 4.35% during the year earlier period, reflecting higher market interest rates, partially offset by a decrease in the average balance of loans receivable of $83,000, or 0.3%, to $32.5 million during the six months ended December 31, 2017 from $32.6 million during the six months ended December 31, 2016. The average balance of investment securities decreased $2.2 million, or 21.0%, to $8.3 million during the six months ended December 31, 2017 from $10.5 million during the six months ended December 31, 2016, and the average yield on investment securities increased eight basis points to 2.03% for the 2017 period from 1.95% for the 2016 period.

Interest Expense. Interest expense decreased $16,000, or 15.1%, to $90,000 for the six months ended December 31, 2017 from $106,000 for the six months ended December 31, 2016. Interest expense on deposits increased $2,000, or 3.2%, to $64,000 for the six months ended December 31, 2017 from $62,000 for the six months ended December 31, 2016. The increase was primarily due to a two basis point increase in the average yield on deposits to 0.39% for the six months ended December 31, 2017, from 0.37% for the six months ended December 31, 2016, which was partially offset by a decrease of $96,000, or 0.3%, in the average balance of interest-bearing deposits to $33.0 million for the six month period ended December 31, 2017 from $33.1 million for the comparable period in 2016. Interest expense on borrowings decreased $18,000 to $26,000 for the six months ended December 31, 2017 from $44,000 for the six months ended December 31, 2016. The average balance of FHLB advances decreased $4.8 million to $1.6 million for the six months ended December 31, 2017 from $6.4 million for the six months ended December 31, 2016, while the average cost of these advances increased 186 basis points to 3.24% from 1.38% period-to-period.

Net Interest Income. Net interest income increased $23,000, or 3.0%, to $789,000 for the six months ended December 31, 2017 from $766,000 for the six months ended December 31, 2016. Our net interest rate spread increased to 3.07% for the six months ended December 31, 2017 from 2.90% for the six months ended December 31, 2016, and our net interest margin increased to 3.22% for the six months ended December 31, 2017 from 3.03% for the comparable six-month period in 2016.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the six months ended December 31, 2017 or 2016. The allowance for loan losses was $253,000, or 0.77% of total loans, at December 31, 2017, compared to $253,000, or 0.77% of total loans, at December 31, 2016. Total nonperforming loans were $422,000 at December 31, 2017, compared to $339,000 at December 31, 2016. Classified (substandard, doubtful and loss) loans were $883,000 at December 31, 2017, compared to $1.0 million at December 31, 2016, and total loans past due greater than 30 days were $303,000 and $343,000 at December 31, 2017 and 2016, respectively. The Bank had no net charge-offs during the six months ended December 31, 2017 or 2016. As a percentage of nonperforming loans, the allowance for loan losses was 60.0% at December 31, 2017 compared to 74.6% at December 31, 2016.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $32,000, or 18.9%, to $137,000 for the six months ended December 31, 2017 from $169,000 for the six months ended December 31, 2016. This was due to a nonrecurring gain on the sale of foreclosed assets of $29,000 realized during the 2016 period. Service charges and fees remained steady at $130,000 during the six months ended December 31, 2017 and 2016. Income from the increase in cash surrender value of bank owned life insurance increased $7,000 and other operating income decreased $10,000 in the six months ended December 31, 2017, compared to the 2016 period.

Noninterest Expense. Noninterest expense increased $125,000, or 12.4%, to $1.1 million for the six months ended December 31, 2017 compared to $1.0 million for the six months ended December 31, 2016. Professional services increased $105,000, 114.1%, to $197,000 for the six months ended December 31, 2017 from $92,000 for the six months ended December 31, 2016, due primarily to costs associated with operating as a public company. Salaries and benefits increased $33,000, or 8.1%, due primarily to the addition of a new loan officer and expense associated with the employee stock ownership plan. Our office supplies increased by $16,000, or 45.7%, however, other expenses decreased by $32,000, or 28.6%, primarily due to nonrecurring customer debit card fraud claims in the 2016 period.

We intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $13,000 for the six months ended December 31, 2017, compared to a $21,000 federal income tax benefit during the six months ended December 31, 2016. The decrease in federal income tax benefits was due primarily to a write-down of the Company’s deferred tax assets, which was attributable to the change in federal income tax rates pursuant to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017. The new Tax Act had the effect of changing the corporate tax rate to 21%, and accordingly, the Company adjusted the carrying value of the deferred tax assets to reflect the new rate.

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $35,000 and $(457,000) for the six months ended December 31, 2017 and 2016, respectively. Net cash provided by (used in) investing activities was $(219,000) and $1.8 million for the six months ended December 31, 2017 and 2016, respectively. Net cash provided by (used in) financing activities was $(5.4) million and $3.3 million in the six months ended December 31, 2017 and 2016, respectively.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At December 31, 2017, we had $70,000 in outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $276,000 and commitments under home equity lines of credit of $1.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2017 totaled $3.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for equipment, and agreements with respect to borrowed funds and deposit liabilities.

Community Savings Bancorp, Inc.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Registrant’s management, including our Chief Executive Officer and Principal Financial Officer, the Registrant evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls.

There has been no change made in the Registrant’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Community Savings Bancorp, Inc.

Part II

Other Information

ITEM 1.	Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2017, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this report.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	February 14, 2018	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	February 14, 2018	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

