Form 10-Q
period 2018-03-31
Community Savings Bancorp, Inc.
filed 2018-05-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of May 14, 2018, the latest practicable date, 441,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2018 and June 30, 2017

(In thousands, except share data)

	March 31,	June 30,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$1,875	$2,647
Interest-earning demand deposits in other financial institutions	4,309	6,052

Cash and cash equivalents	6,184	8,699

Interest-earning time deposits in other financial institutions	4,095	4,580
Investment securities available-for-sale, at fair value	6,894	8,798
Other investment securities	940	940
Loans	32,387	31,953
Less: allowance for loan losses	(253)	(253)
Loans, net	32,134	31,700
Premises and equipment, net	439	458
Foreclosed assets, net	9	17
Accrued interest receivable	125	152
Bank owned life insurance	763	-
Other assets	323	265

Total assets	$51,906	$55,609

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,868	$9,907
Savings and money market	22,708	23,477
Time	8,008	8,135

Total deposits	41,584	41,519

Federal Home Loan Bank advances	1,000	4,500
Payments by borrowers for taxes and insurance	162	88
Other liabilities	154	109

Total liabilities	42,900	46,216

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding	4	4
Additional paid in capital	3,262	3,258
Unearned employee stock ownership plan (ESOP) shares	(311)	(327)
Retained earnings	6,138	6,433
Accumulated other comprehensive income (loss)	(87)	25

Total shareholders' equity	9,006	9,393

Total liabilities and shareholders' equity	$51,906	$55,609

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended March 31, 2018 and 2017

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)
Interest Income
Loans, including fees	$361	$346	$1,078	$1,055
Taxable securities	30	35	94	109
Tax exempt securities	10	13	30	41
Interest-earning deposits	46	36	124	97

Total interest income	447	430	1,326	1,302

Interest Expense
Deposits	31	32	95	94
Federal Home Loan Bank advances	10	21	36	65

Total interest expense	41	53	131	159

Net Interest Income	406	377	1,195	1,143

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	406	377	1,195	1,143

Noninterest Income
Service charges and fees	62	58	192	188
Gain on sale of foreclosed assets, net	-	-	-	29
Increase in cash surrender value-bank owned life insurance	6	-	13	-
Other operating	4	1	4	11

Total noninterest income	72	59	209	228

Noninterest Expense
Salaries, employee benefits and directors fees	202	216	640	621
Occupancy and equipment	27	26	75	76
Data processing	96	87	259	242
Correspondent bank service charges	58	57	169	175
Franchise taxes	18	13	44	34
FDIC insurance premiums	5	2	12	12
Professional services	128	49	325	141
Advertising	3	1	13	9
Office supplies	22	19	73	54
Impairment of foreclosed assets	8	2	8	2
Other	56	43	136	155

Total noninterest expense	623	515	1,754	1,521

Loss Before Federal Income Tax Benefit	(145)	(79)	(350)	(150)

Federal Income Tax Benefit	(37)	(35)	(50)	(56)

Net loss	$(108)	$(44)	$(300)	$(94)

Loss per share - basic and diluted	$(0.26)	N/A	$(0.73)	N/A

Weighted-average shares outstanding - basic and diluted	410,236	-	409,147	-

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2018 and 2017

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited)

Net loss	$(108)	$(44)	$(300)	$(94)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$(72)	53	(147)	(175)

Tax effect	15	(17)	40	60

Total other comprehensive income (loss)	(57)	36	(107)	(115)

Comprehensive loss	$(165)	$(8)	$(407)	$(209)

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended March 31, 2018 and 2017

(In thousands)

Nine Months Ended March 31, 2018
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
				(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(300)	-	(300)

ESOP Shares Earned	-	-	4	16	-	-	20

Other comprehensive loss	-	-	-	-	-	(107)	(107)

Reclassification of certain tax effects from accumulated other comprehensive income	-	-	-	-	5	(5)	-

Balance at March 31, 2018	$-	$4	$3,262	$(311)	$6,138	$(87)	$9,006

Nine Months Ended March 31, 2017
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
				(Unaudited)

Balance at July 1, 2016	$-	$-	$-	$-	$6,567	$88	$6,655

Net loss	-	-	-	-	(94)	-	(94)

Preceeds from issuance of common stock	-	4	3,258	(327)	-	-	2,935

Other comprehensive loss	-	-	-	-	-	(115)	(115)

Balance at March 31, 2017	$-	$4	$3,258	$(327)	$6,473	$(27)	$9,381

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2018 and 2017

(In thousands)

	Nine Months Ended March 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(300)	$(94)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	50	49
Deferred income tax expense	(50)	(56)
Amortization of premiums and discounts on securities, net	85	116
Provision for loan losses	-	-
Gain on sale of foreclosed assets	-	(29)
Impairment of foreclosed real estate	8	2
ESOP shares earned	20	-
Net changes in:
Accrued interest receivable	27	38
Bank owned life insurance-cash surrender value	(13)	-
Other assets	32	(45)
Other liabilities	45	(45)

Net cash used in operating activities	(96)	(64)

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	485	238
Purchase of available for sale securities	-	(1,507)
Proceeds from maturities of available for sale securities	555	2,060
Principal repayments of available for sale mortgage-backed securities	1,117	1,242
Net change in loans	(434)	1,274
Purchase of premises and equipment	(31)	(50)
Purchase of bank owned life insurance	(750)	-
Proceeds from sale of foreclosed assets	-	40

Net cash provided by investing activities	942	3,297

Cash Flows from Financing Activities
Net change in deposits	65	1,379
Proceeds from Federal Home Loan Bank advances	-	1,700
Repayment of Federal Home Loan Bank advances	(3,500)	(4,450)
Payments by borrowers for taxes and insurance	74	66
Proceeds from issuance of common stock	-	2,935

Net cash provided by (used in) financing activities	(3,361)	1,630

Net Change in Cash and Cash Equivalents	(2,515)	4,863

Beginning Cash and Cash Equivalents	8,699	3,184

Ending Cash and Cash Equivalents	$6,184	$8,047

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$131	$159

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017.  In the conversion and concurrent stock offering, the Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2018 and the results of operations and cash flows for the three and nine months ended March 31, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three and nine months ended March 31, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Principles of Consolidation

The condensed consolidated financial statements as of and for the periods ended March 31, 2018 and at June 30, 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,493	$12	$(82)	$4,423
Collateralized mortgage obligations of government sponsored entities - residential	233	2	(5)	230
State and political subdivisions
Taxable	819	2	(10)	811
Nontaxable	1,459	2	(31)	1,430

	$7,004	$18	$(128)	$6,894

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,595	$44	$(26)	$5,613
Collateralized mortgage obligations of government sponsored entities - residential	307	6	-	313
State and political subdivisions
Taxable	1,393	8	(8)	1,393
Nontaxable	1,466	16	(3)	1,479

	$8,761	$74	$(37)	$8,798

The amortized cost and fair value of available-for-sale securities at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$557	$558
One to five years	-	-
Five to ten years	290	287
Beyond ten years	1,431	1,396

	2,278	2,241
Mortgage-backed securities of U.S. government sponsored entities - residential	4,493	4,423
Collateralized mortgage obligations of government sponsored entities - residential	233	230

Totals	$7,004	$6,894

The Company had no sales of investment securities during the three and nine-month periods ended March 31, 2018 and 2017. One security was called in the amount of $555,000 during the 2018 period.

The Company had pledged $1.7 million and $2.6 million of its investment securities at March 31, 2018 and June 30, 2017, respectively, and $635,000 and $885,000 of interest-earning time deposits at March 31, 2018 and June 30, 2017, respectively. The Company also had pledged $125,000 and $225,000 of interest-earning demand deposits at March 31, 2018 and June 30, 2017, respectively, primarily to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both March 31, 2018 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and June 30, 2017:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,911	$(33)	$1,285	$(49)	$3,196	$(82)
Collateralized mortgage obligations of government sponsored entities - residential	129	(5)	-	-	$129	$(5)
State and political subdivisions
Taxable	252	(1)	253	(9)	505	(10)
Nontaxable	532	(4)	359	(27)	891	(31)

	$2,824	$(43)	$1,897	$(85)	$4,721	$(128)
June 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,161	$(26)	$-	$-	$2,161	$(26)
State and political subdivisions
Taxable	256	(1)	258	(7)	514	(8)
Nontaxable	383	(3)	-	-	383	(3)
	$2,800	$(30)	$258	$(7)	$3,058	$(37)

Other-than-temporary Impairment

At March 31, 2018 and June 30, 2017, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018 and June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2018 and June 30, 2017 include:

	March 31,	June 30,
	2018	2017
	(In thousands)
Real estate
One- to four-family residential	$25,246	$23,600
Home equity lines of credit	2,159	3,059
Commercial and multi-family	1,950	1,683
Consumer and other	3,032	3,611

Total loans	32,387	31,953

Allowance for loan losses	(253)	(253)

Net loans	$32,134	$31,700

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

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The characteristics of properties securing the Company’s real estate portfolio are diverse, but with geographic locations almost entirely in the Company’s market area. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2018 and the recorded investment in loans and impairment method as of March 31, 2018:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, January 1, 2018	$175	$16	$10	$17	35	$253
Provision for loan losses	-	(2)	-	1	1	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2018	$175	$14	$10	$18	$36	$253

Nine Months Ended March 31, 2018
Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	13	(7)	2	(2)	(6)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2018	$175	$14	$10	$18	$36	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$166	$14	$10	$18	$36	$244

Loans:
Ending balance	$25,246	$2,159	$1,950	$3,032		$32,387

Ending balance; individually evaluated for impairment	$387	$5	$88	$-		$480

Ending balance; collectively evaluated for impairment	$24,859	$2,154	$1,862	$3,032		$31,907

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017
Allowance for loan losses:
Balance, January 1, 2017	$165	$22	$9	$22	$35	$253
Provision for loan losses	(5)	(1)	-	(1)	7	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$160	$21	$9	$21	$42	$253

Nine Months Ended March 31, 2017
Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	(1)	(1)	(1)	(3)	6	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2017	$160	$21	$9	$21	$42	$253

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2018 and June 30, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
March 31, 2018
Pass	$24,538	$2,093	$1,862	$3,032	$31,525
Special mention	-	-	-	-	-
Substandard	708	66	88	-	862
Doubtful	-	-	-	-	-

Total	$25,246	$2,159	$1,950	$3,032	$32,387

June 30, 2017
Pass	$22,824	$2,989	$1,670	$3,609	$31,092
Special mention	-	-	-	-	-
Substandard	776	70	13	2	861
Doubtful	-	-	-	-	-

Total	$23,600	$3,059	$1,683	$3,611	$31,953

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2018 and June 30, 2017:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
March 31, 2018
Real estate
1-4 family residential	$58	$9	$66	$133	$25,113	$25,246
Home equity lines of credit	4	-	-	4	2,155	2,159
Commercial and multi-family	75	-	13	88	1,862	1,950
Consumer and other	29	7	14	50	2,982	3,032

Total	$166	$16	$93	$275	$32,112	$32,387

June 30, 2017
Real estate
1-4 family residential	$-	$127	$65	$192	$23,408	$23,600
Home equity lines of credit	-	11	-	11	3,048	3,059
Commercial and multi-family	-	-	13	13	1,670	1,683
Consumer and other	-	-	-	-	3,611	3,611

Total	$-	$138	$78	$216	$31,737	$31,953

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and nine months ended March 31, 2018:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2018			March 31, 2018		March 31, 2018
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$301	$301	$-	$292	$-	$293	$-
Home equity lines of credit	5	5	-	6	-	6	-
Commercial and multi-family	88	88	-	89	-	91	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	86	88	9	87	1	89	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$480	$482	$9	$474	$1	$479	$3

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2017 and for the three and nine months ended March 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2017			March 31, 2017		March 31, 2017
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$319	$319	$-	$317	$-	311	$1
Home equity lines of credit	17	17	-	18	-	17	-
Commercial and multi-family	13	13	-	-	-	-	-
Consumer and other	2	2	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	92	94	9	95	1	97	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$443	$445	$9	$430	$1	$425	$4

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2018 and June 30, 2017. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2018	2017
	(In thousands)
Real estate
1-4 family residential	$301	$337
Home equity lines of credit	5	17
Commercial and multi-family	88	13
Consumer and other	-	2

Total nonaccrual	$394	$369

At March 31, 2018 and June 30, 2017, the Company had certain loans that were modified in previous years in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $70,000 and $85,000 at March 31, 2018 and June 30, 2017, respectively. Troubled debt restructured loans had specific allowances totaling $7,000 and $6,000 at March 31, 2018 and June 30, 2017, respectively. At March 31, 2018, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three and nine months ended March 31, 2018 or 2017.

The Company had no troubled debt restructurings modified during the twelve months ended March 31, 2018 or 2017 that subsequently defaulted during the nine-month periods ended March 31, 2018 or 2017. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of March 31, 2018 and June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of March 31, 2018 and June 30, 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital, and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2018
Total Capital
(to Risk-Weighted Assets)
Company	$9,347	38.7%	$1,932	8.0%	N/A	N/A
Bank	$8,526	35.3%	$1,932	8.0%	$2,415	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,093	37.7%	$1,449	6.0%	N/A	N/A
Bank	$8,273	34.3%	$1,449	6.0%	$1,932	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,093	37.7%	$1,087	4.5%	N/A	N/A
Bank	$8,273	34.3%	$1,087	4.5%	$1,569	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,093	17.9%	$2,033	4.0%	N/A	N/A
Bank	$8,273	16.3%	$2,033	4.0%	$2,542	5.0%

As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,621	39.1%	$1,970	8.0%	N/A	N/A
Bank	$8,560	34.8%	$1,970	8.0%	$2,463	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,478	6.0%	N/A	N/A
Bank	$8,307	33.7%	$1,478	6.0%	$1,970	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,108	4.5%	N/A	N/A
Bank	$8,307	33.7%	$1,108	4.5%	$1,601	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,368	16.9%	$2,211	4.0%	N/A	N/A
Bank	$8,307	15.0%	$2,211	4.0%	$2,764	5.0%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,423	$-	$4,423	$-
Collateralized mortgage obligations of government sponsored entities - residential	230	-	230	-
State and political subdivisions
Taxable	811	-	811	-
Nontaxable	1,430	-	1,430	-

	$6,894	$-	$6,894	$-

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,613	$-	$5,613	$-
Collateralized mortgage obligations of government sponsored entities - residential	313	-	313	-
State and political subdivisions
Taxable	1,393	-	1,393	-
Nontaxable	1,479	-	1,479	-

	$8,798	$-	$8,798	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the nine-month periods ended March 31, 2018 and 2017.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2018 and June 30, 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2018
Impaired loans
Real estate
1-4 family residential	$77	$-	$-	$77
Forclosed assets
Residential real estate	$9	$-	$-	$9

June 30, 2017
Impaired loans
Real estate
1-4 family residential	$83	$-	$-	$83
Foreclosed assets
Residential real estate	$17	$-	$-	$17

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2018	(In thousands)
Impaired loans (collateral dependent) - residential real estate	$77	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustment for differences between the comparable real estate sales	52%

June 30, 2017
Impaired loans (collateral dependent) - residential real estate	$83	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and June 30, 2017.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
March 31, 2018
Financial assets
Cash and cash equivalents	$6,184	$6,184	$-	$-	$6,184
Interest-earning time deposits	4,095	4,095	-	-	4,095
Other investment securities	940	-	-	940	940
Loans, net	32,134	-	-	32,871	32,871
Accrued interest receivable	125	-	125	-	125
Bank owned life insurance	763	-	763	-	763
Financial liabilities
Deposits	41,584	33,576	7,783	-	41,359
Federal Home Loan Bank advances	1,000	-	1,012	-	1,012
Payments by borrowers for taxes and insurance	162	-	162	-	162

June 30, 2017
Financial assets
Cash and cash equivalents	$8,699	$8,699	$-	$-	$8,699
Interest-earning time deposits	4,580	4,580	-	-	4,580
Other investment securities	940	-	-	940	940
Loans, net	31,700	-	-	32,869	32,869
Accrued interest receivable	152	-	152	-	152
Financial liabilities
Deposits	41,519	33,384	8,014	-	41,398
Federal Home Loan Bank advances	4,500	-	4,536	-	4,536
Payments by borrowers for taxes and insurance	88	-	88	-	88

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Cash and Cash Equivalents and Interest-earning Time Deposits

The carrying amount of cash, short-term instruments, and time deposits approximate fair value and are classified as Level 1.

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

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance, January 1	$(25)	$(63)

Other comprehensive income (loss) before tax effect	(72)	53

Tax effect	15	(17)

Net current period other comprehensive income (loss)	(57)	36

Reclassification of certain tax effects from accumulated other comprehensive income	(5)	-

Balance, March 31	$(87)	$(27)

	Nine Months Ended March 31,
	2018	2017
	(In thousands)
Balance, July 1	$25	$88

Other comprehensive income (loss) before tax effect	(147)	(175)

Tax effect	40	60

Net current period other comprehensive income (loss)	(107)	(115)

Reclassification of certain tax effects from accumulated other comprehensive income	(5)	-

Balance, March 31	$(87)	$(27)

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. Early adoption is permitted and as a result, the Company reclassified $5,000 from accumulated other comprehensive income to retained earnings as of January 1, 2018.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

There were no material items reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three and nine months ended March 31, 2018 and 2017.

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Loss per share for the three and nine months ended March 31, 2018 was $(0.26) and $(0.73) respectively, calculated using 441,290 shares issued, less 31,054 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2018.

Loss per share disclosures are not applicable to the three and nine months ended March 31, 2017, because the Company did not complete the conversion to stock form until January 10, 2017.

Note 9:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 and $18,000 for the three and nine months ended March 31, 2018.

The stock price at the formation date was $10.00. The aggregate fair value of the 31,054 unallocated shares was $443,000 based on the $14.25 closing price of our common stock on March 31, 2018.

Community Savings Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2018 and results of operations for the three and nine months ended March 31, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Total Assets. Total assets decreased $3.7 million, or 6.7%, to $51.9 million at March 31, 2018 from $55.6 million at June 30, 2017. The decrease was due primarily to a decrease in cash and cash equivalents of $2.5 million and a decrease in investment securities available-for-sale of $1.9 million, which were partially offset by a $763,000 increase in bank-owned life insurance and a $434,000 increase in net loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.5 million, or 28.9%, to $6.2 million at March 31, 2018 from $8.7 million at June 30, 2017. The decrease in cash and cash equivalents was due primarily to the repayment of $3.5 million in FHLB advances, and a $763,000 increase in bank owned life insurance, partially offset by a $1.9 million decrease in investment securities..

Investment Securities available-for-sale. Investment securities available-for-sale decreased $1.9 million, or 21.6%, to $6.9 million at March 31, 2018 from $8.8 million at June 30, 2017. The decrease in investment securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $1.1 million and the call of a municipal bond in the amount of $555,000.

Net Loans. Net loans increased $434,000, or 1.4%, to $32.1 million at March 31, 2018 compared to $31.7 million at June 30, 2017. The increase in net loans was due primarily to an increase of $1.6 million, or 7.0%, in one-to four-family mortgages to $25.2 million from $23.6 million at June 30, 2017, and an increase of $267,000, or 15.9%, in commercial and multifamily loans to $2.0 million at March 31, 2018 from $1.7 million at June 30, 2017. This was partially offset by a decrease of $579,000, or 16.0%, in consumer and other loans to $3.0 million at March 31, 2018 from $3.6 million at June 30, 2017, and a decrease of $900,000 in home equity loans to $2.2 million at March 31, 2018 from $3.1 million at June 30, 2017. Loans originated during the nine months ended March 31, 2018 totaled $4.9 million, of which $4.2 million were loans secured by one-to four-family residential real estate.

Deposits. Deposits increased $65,000, or 0.2%, to $41.6 million at March 31, 2018 from $41.5 million at June 30, 2017. The increase resulted primarily from an increase in demand deposits of $961,000, or 9.7%, which was partially offset by a decrease in savings and money market accounts of $769,000, or 3.3%, and a decrease in time deposits of $127,000, or 1.6%.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FHLB Advances. FHLB advances decreased $3.5 million, or 77.8%, to $1.0 million at March 31, 2018 from $4.5 million at June 30, 2017, as we utilized cash and cash equivalents to repay certain FHLB advances.

Shareholders’ Equity. Shareholders’ equity decreased $387,000, or 4.1%, to $9.0 million at March 31, 2018 from $9.4 million at June 30, 2017. The decrease was due primarily to a net loss of $300,000 and a decrease in accumulated other comprehensive income of $112,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2018 and 2017

General. For the three months ended March 31, 2018, we had a net loss of $108,000 compared to a net loss of $44,000 for the three months ended March 31, 2017, an increased loss of $64,000. The net loss resulted primarily from an increase in noninterest expense of $108,000, partially offset by an increase of $29,000 in net interest income, and an increase of $13,000 in non interest income.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three-month periods ended March 31, 2018 and 2017. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,554	$361	4.44%	$32,207	$346	4.30%
Investment securities	7,196	40	2.22%	9,423	48	2.04%
Other interest-earning assets (1)	9,435	46	1.95%	11,002	36	1.31%
Total interest-earning assets	49,185	447	3.64%	52,632	430	3.27%
Noninterest-earning assets	1,922			6,546
Allowance for loan losses	(253)			(253)
Total assets	$50,854			$58,925

Interest-bearing liabilities:
Demand accounts	$2,186	1	0.18%	$2,122	1	0.19%
Savings and money market accounts	22,559	15	0.27%	23,615	17	0.29%
Certificates of deposit	7,983	15	0.75%	8,002	14	0.70%
Total deposits	32,728	31	0.38%	33,739	32	0.38%
FHLB advances	1,000	10	4.00%	4,998	21	1.68%
Total interest-bearing liabilities	33,728	41	0.49%	38,737	53	0.55%
Noninterest-bearing liabilities	8,050			11,120
Total liabilities	41,778			49,857
Equity	9,076			9,068
Total liabilities and equity	$50,854			$58,925

Net interest income		$406			$377
Net interest rate spread (2)			3.15%			2.72%
Net interest-earning assets (3)	$15,457			$13,895
Net interest margin (4)			3.30%			2.87%
Average interest-earning assets to interest-bearing liabilities	145.83%			135.87%

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

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $17,000, or 4.0%, to $447,000 for the three months ended March 31, 2018 from $430,000 for the three months ended March 31, 2017. The increase resulted primarily from a $15,000 increase in loan interest income and an increase of $10,000 in interest on other interest earning assets, which were partially offset by a decrease of $8,000 in interest on investment securities. The average balance of loans receivable increased $347,000, or 1.1%, to $32.6 million during the three months ended March 31, 2018 from $32.2 million during the three months ended March 31, 2017, while the average yield on loans increased 14 basis points to 4.44% during the three months ended March 31, 2018 from 4.30% during the year earlier period, reflecting higher market interest rates. The average balance of investment securities decreased $2.2 million, or 23.6%, to $7.2 million during the three months ended March 31, 2018 from $9.4 million during the three months ended March 31, 2017, which was partially offset by an increase in the average yield on investment securities of 18 basis points to 2.22% for the 2018 period from 2.04% for the 2017 period.

Interest Expense. Interest expense decreased $12,000, or 22.6%, to $41,000 for the three months ended March 31, 2018 from $53,000 for the three months ended March 31, 2017. Interest expense on deposits declined $1,000, or 3.1%, to $31,000 for the three months ended March 31, 2018 from $32,000 for the three months ended March 31, 2017. The average cost of deposits remained unchanged at 0.38% period-to-period. There was a decrease in average total deposits of $1.0 million, or 3.0%, to $32.7 million for the three months ended March 31, 2018, compared to $33.7 million for the three months ended March 31, 2017. Interest expense on borrowings decreased $11,000, or 52.4%, to $10,000 for the three months ended March 31, 2018 from $21,000 for the three months ended March 31, 2017. The average balance of FHLB advances decreased $4.0 million to $1.0 million for the three months ended March 31, 2018 from $5.0 million for the three months ended March 31, 2017 while the average cost of these advances increased 232 basis points to 4.00% from 1.68% period-to-period.

Net Interest Income. Net interest income increased $29,000, or 7.7%, to $406,000 for the three months ended March 31, 2018 from $377,000 for the three months ended March 31, 2017. Our net interest rate spread increased to 3.15% for the three months ended March 31, 2018 from 2.72% for the three months ended March 31, 2017, and our net interest margin increased to 3.30% for the three months ended March 31, 2018 from 2.87% for the comparable three-month period in 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2018 or 2017. The allowance for loan losses was $253,000, or 0.78% of total loans at March 31, 2018, compared to $253,000, or 0.80% of total loans at March 31, 2017. Total nonperforming loans were $394,000 at March 31, 2018, compared to $372,000 at March 31, 2017. Classified (substandard, doubtful and loss) loans were $862,000 at March 31, 2018, compared to $1.0 million at March 31, 2017, and total loans past due greater than 30 days were $275,000 and $221,000 at March 31, 2018 and 2017, respectively. The Bank had no net charge-offs during either of the three months ended March 31, 2018 and 2017. As a percentage of nonperforming loans, the allowance for loan losses was 64.2% at March 31, 2018 compared to 68.0% at March 31, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $13,000, or 22.0%, to $72,000 for the three months ended March 31, 2018 from $59,000 for the three months ended March 31, 2017. The increase in noninterest income was due to a $6,000 increase in cash surrender value of our new bank-owned life insurance policy and an increase of $4,000 in service charges and fees, as well as an increase in other operating income period-to-period.

Noninterest Expense. Noninterest expense increased $108,000, or 21.0%, to $623,000 for the three months ended March 31, 2018 compared to $515,000 for the three months ended March 31, 2017. The increase was due primarily to an increase in professional services of $79,000, or 161.2%, because of costs associated with operating and reporting as a public company; other expenses increased $13,000 or 30.2%, to $56,000 from $43,000 during the three months ended March 31, 2018, due to an increase of $12,000 in loan expense.

We intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $37,000 for the three months ended March 31, 2018, compared to a tax benefit of $35,000 recognized during the three months ended March 31, 2017, an increase of $2,000, due primarily to the increase in the net loss before taxes.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2018 and 2017

General. For the nine months ended March 31, 2018, we had a net loss of $300,000 compared to net loss of $94,000 for the nine months ended March 31, 2017, an increased loss of $206,000. The net loss resulted primarily from an increase in noninterest expense of $233,000, and a decrease in noninterest income of $19,000, which were partially offset by an increase of $52,000 in net interest income.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine-month periods ended March 31, 2018 and 2017. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Nine Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,529	$1,078	4.42%	$32,470	$1,055	4.33%
Investment securities	7,912	124	2.09%	9,735	150	2.05%
Other interest-earning assets (1)	8,591	124	1.92%	8,698	97	1.49%
Total interest-earning assets	49,032	1,326	3.61%	50,903	1,302	3.41%
Noninterest-earning assets	2,376			4,880
Allowance for loan losses	(253)			(253)
Total assets	$51,155			$55,530

Interest-bearing liabilities:
Demand accounts	$2,208	3	0.18%	$2,417	4	0.22%
Savings and money market accounts	22,620	47	0.28%	23,015	47	0.27%
Certificates of deposit	8,107	45	0.74%	7,899	43	0.73%
Total deposits	32,935	95	0.38%	33,331	94	0.38%
FHLB advances	1,405	36	3.42%	5,920	65	1.46%
Total interest-bearing liabilities	34,340	131	0.51%	39,251	159	0.54%
Noninterest-bearing liabilities	7,578			8,847
Total liabilities	41,918			48,098
Equity	9,237			7,432
Total liabilities and equity	$51,155			$55,530

Net interest income		$1,195			$1,143
Net interest rate spread (2)			3.10%			2.87%
Net interest-earning assets (3)	$14,692			$11,652
Net interest margin (4)			3.25%			2.99%
Average interest-earning assets to interest-bearing liabilities	142.78%			129.69%

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

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $24,000, or 1.8%, to $1.3 million for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The increase resulted primarily from a $27,000 increase in interest on other interest earning assets and a $23,000 increase in interest on loans receivable, offset by a $26,000 decrease in interest on investment securities. The increase in interest on other interest earning assets was due to a 43 basis points increase in average yield, to 1.92% for the nine months ended March 31, 2018 offset by a $107,000, or 1.2%, decrease in the average balance. The increase in interest income on loans was due to an increase in the average yield on loans, which increased nine basis points to 4.42% during the nine months ended March 31, 2018 from 4.33% during the year earlier period, reflecting higher market interest rates, as well as an increase in the average balance of loans receivable of $59,000, or 0.2%, to $32.5 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The average balance of investment securities decreased $1.8 million, or 18.7%, to $7.9 million during the nine months ended March 31, 2018 from $9.7 million during the nine months ended March 31, 2017, and the average yield on investment securities increased four basis points to 2.09% for the 2018 period from 2.05% for the 2017 period.

Interest Expense. Interest expense decreased $28,000, or 17.6%, to $131,000 for the nine months ended March 31, 2018 from $159,000 for the nine months ended March 31, 2017. Interest expense on deposits increased $1,000, or 1.1%, to $95,000 for the nine months ended March 31, 2018 from $94,000 for the nine months ended March 31, 2017. The average balance of interest-bearing deposits decreased $396,000, or 1.2%, to $32.9 million for the nine month period ended March 31, 2018 from $33.3 million for the comparable period in 2017. Interest expense on borrowings decreased $29,000, or 44.6%, to $36,000 for the nine months ended March 31, 2018 from $65,000 for the nine months ended March 31, 2017. The average balance of FHLB advances decreased $4.5 million to $1.4 million for the nine months ended March 31, 2018 from $5.9 million for the nine months ended March 31, 2017, while the average cost of these advances increased 196 basis points to 3.42% from 1.46% period-to-period.

Net Interest Income. Net interest income increased $52,000, or 4.5%, to $1.2 million for the nine months ended March 31, 2018 from $1.1 million for the nine months ended March 31, 2017. Our net interest rate spread increased to 3.10% for the nine months ended March 31, 2018 from 2.87% for the nine months ended March 31, 2017, and our net interest margin increased to 3.25% for the nine months ended March 31, 2018 from 2.99% for the comparable nine-month period in 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the nine months ended March 31, 2018 or 2017. The allowance for loan losses was $253,000, or 0.78% of total loans at March 31, 2018, compared to $253,000, or 0.80% of total loans, at March 31, 2017. Total nonperforming loans were $394,000 at March 31, 2018, compared to $372,000 at March 31, 2017. Classified (substandard, doubtful and loss) loans were $862,000 at March 31, 2018, compared to $1.0 million at March 31, 2017, and total loans past due greater than 30 days were $275,000 and $221,000 at March 31, 2018 and 2017, respectively. The Bank had no net charge-offs during the nine months ended March 31, 2018 or 2017. As a percentage of nonperforming loans, the allowance for loan losses was 64.2% at March 31, 2018 compared to 68.0% at March 31, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income decreased $19,000, or 8.3%, to $209,000 for the nine months ended March 31, 2018 from $228,000 for the nine months ended March 31, 2017. This was due to a nonrecurring gain on the sale of foreclosed assets of $29,000 realized during the 2017 period, as well as a decrease of $7,000 in other operating income period-to-period, partially offset by an increase in cash surrender value of bank owned life insurance of $13,000 and an increase in service charges and fees of $4,000 during the 2018 period.

Noninterest Expense. Noninterest expense increased $233,000, or 15.3%, to $1.8 million for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Professional services increased $184,000, or 130.5%, to $325,000 for the nine months ended March 31, 2018 from $141,000 for the nine months ended March 31, 2017, due primarily to costs associated with operating as a public company. Salaries and benefits increased $19,000, or 3.1%, due primarily to expenses associated with the employee stock ownership plan. Our office supplies increased by $19,000, or 35.2%, and our data processing expense increased by $17,000, or 7.0%. However, other expenses decreased by $19,000, or 12.3%, primarily due to nonrecurring customer debit card fraud claims in the 2017 period. Also, franchise taxes increased by $10,000, or 29.4%, due to increased capital resulting from the stock proceeds.

We intend to withdraw from our multiple-employer defined benefit plan and expect to incur a one-time charge of approximately $1.6 million in connection with this withdrawal.

Federal Income Taxes. We recognized a federal income tax benefit of $50,000 for the nine months ended March 31, 2018, compared to a $56,000 federal income tax benefit during the nine months ended March 31, 2017. The 2018 federal income tax benefit was reduced by an adjustment to deferred income taxes in the amount of $78,000, required to be included in income from continuing operations due to the enacted of the Tax Cuts and Jobs Act of 2017 on December 22, 2017, which resulted in the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate of 21%.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(96,000) and $(64,000) for the nine months ended March 31, 2018 and 2017, respectively. Net cash provided by (used in) investing activities was $942,000 and $3.3 million for the nine months ended March 31, 2018 and 2017, respectively. Net cash provided by (used in) financing activities was $(3.4) million and $1.6 million in the nine months ended March 31, 2018 and 2017, respectively.

Community Savings Bancorp, Inc.

 ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At March 31, 2018, we had $298,000 in outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $140,000 and commitments under home equity lines of credit of $2.0 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2018 totaled $3.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Community Savings Bancorp, Inc.

Date:	May 14, 2018	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	May 14, 2018	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

