Form 10-K
period 2018-06-30
Community Savings Bancorp, Inc.
filed 2018-09-28
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018.

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

Registrant's telephone number, including area code: (740) 732-5678

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of December 31, 2017, was approximately $6.0 million.

As of September 28, 2018, there were 441,290 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K where indicated.

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

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Regulation and Supervision – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in Community Savings.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans, the vast majority of which are home equity lines of credit. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2018, $25.1 million, or 78.8% of our total loan portfolio, was comprised of one-to-four-family residential real estate loans, and at this date an additional $2.0 million, or 6.2% of our total loan portfolio, was comprised of home equity loans and home equity lines of credit. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At June 30, 2018, we had $1.0 million in advances outstanding with the FHLB-Cincinnati.

For the fiscal years ended June 30, 2018 and 2017, we had net losses of $(1.0 million) and $(134,000), respectively.

In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Many landowners in our market area have leased their properties for these purposes, and an increase in the price of oil and gas has generally resulted in increases in deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand. Following a decrease in these commodities prices, as was experienced beginning in 2014 and continuing through fiscal 2018, we have experienced a decrease in some of these revenues and resultant deposits.

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

According to the United States census, the estimated July 2017 population of Noble County was 14,406, representing no material change from the 2010 census population of 14,645. During this same time period, the population of Ohio is estimated to have grown by 1.1%, and the United States population grew by an estimated 5.5%. In 2017, the median household income for Noble County was $41,398 compared to median household incomes of $50,674 and $55,322 for Ohio and the United States, respectively.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2018, based on the most recent available FDIC data, there were only three FDIC-insured financial institutions with offices in Noble County, of which we ranked third, with a market share of deposits of 17.2%. We do not have a significant market share of either deposits or residential lending in any other county in our market area.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate, consumer and home equity loans, and, to a lesser extent, commercial real estate and multifamily loans. We generally retain the loans that we originate, however, we have sold loans on occasion in the secondary market. Loan sales are done on a servicing-released basis. In recent years, we experienced significant increases in our consumer loan portfolio resulting from purchases of auto loans from a third-party source. This source sold its business and as a result our consumer loan portfolio has decreased. Our own indirect auto lending program has been fully implemented with focus on prime credit. This program will improve yield as well as interest rate risk management. We expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations in the future, including our intention to increase our emphasis on originating these types of loans in Washington and Monroe Counties. Finally, while our market area does not provide significant opportunities for the origination of commercial real estate and multifamily lending, in the future we will consider originating and/or purchasing these types of loans, subject to our conservative underwriting standards, both within and outside our market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Real estate loans
One- to four-family residential (1)	$25,127	78.8%	$23,600	73.9%
Home equity lines of credit	1,979	6.2%	3,059	9.6%
Commercial and multi-family	1,927	6.0%	1,683	5.3%
Consumer and other	2,855	9.0%	3,611	11.3%

Total loans	31,888	100.0%	31,953	100.0%

Less:
Allowance for loan losses	(253)		(253)

Total loans receivable, net	$31,635		$31,700

(1)	At June 30, 2018 and 2017 includes $266,000 and $773,000, respectively, of non owner-occupied properties.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2019. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One to four family residential	Home Equity Lines of Credit	Commercial Real Estate and Multi- family	Consumer and Other	Total
	(In thousands)
Due During the Years Ending June 30,
2019	$16	$-	$-	$36	$52
2020	38	3	-	145	186
2021	69	-	13	459	541
2022 to 2023	338	4	-	1,827	2,169
2024 to 2028	3,689	92	778	117	4,676
2029 to 2033	7,189	211	-	-	7,400
2034 and beyond	13,788	1,669	1,136	271	16,864

Total	$25,127	$1,979	$1,927	$2,855	$31,888

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2018 that are contractually due after June 30, 2019.

	Due after June 30, 2019
	Fixed	Adjustable	Total
		(In thousands)

Real estate loans:
One- to four-family residential	$22,435	$2,676	$25,111
Home equity lines of credit	-	1,979	1,979
Commercial and multi-family	1,927	-	1,927
Consumer and other	2,539	280	2,819
Total	$26,901	$4,935	$31,836

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Community Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2018, our largest credit relationship consisted of three loans totaling $623,000 and were secured by residential real estate. Our second largest relationship at this date consisted of three loans totaling $589,000 and was secured by commercial and residential real estate. At June 30, 2018, these loans were performing in accordance with their repayment terms.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2018, $25.1 million, or 78.8%, of our total loans, was secured by one- to four-family residential real estate. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at June 30, 2018, these types of loans were comprised of 89.4% fixed-rate loans, and 10.6% adjustable-rate loans.

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

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 10 to 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2018 was $453,000 for single-family homes in our market area. On a very limited basis, we also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $2.0 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

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

Home Equity Lines of Credit and Loans. We offer home equity lines of credit and home equity loans, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 80%. We currently offer home equity lines of credit with a draw period of five years and a repayment period of 15 years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 80% for second homes on a case-by-case basis. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At June 30, 2018, we had $2.0 million of home equity lines of credit and fixed-term home equity loans, representing 6.2% of our total loan portfolio. At June 30, 2018, we had $4,000 in home equity loans or lines of credit that were 60 days or more delinquent. At June 30, 2018, $1.1 million of our home equity lines of credit were interest-only loans.

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

Consumer Lending. At June 30, 2018, we had $2.9 million, or 9.0% of our total loan portfolio, in consumer loans, virtually all of which were auto loans, compared to $3.6 million of consumer loans at June 30, 2017. In recent years, we experienced significant increases in our consumer loan portfolio resulting from purchases of auto loans from a third-party source. This source sold its business and as a result our consumer loan portfolio has decreased. We have developed and are currently pursuing new relationships with auto dealerships in an effort to increase these types of loans.

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

Commercial Real Estate and Multifamily Lending. Historically, we have not emphasized commercial real estate and multifamily lending. At June 30, 2018, $1.9 million, or 6.0% of our total loan portfolio, was comprised of commercial real estate and multifamily loans. While our market area does not provide significant opportunities for the origination of commercial real estate and multifamily lending, in the future we will consider purchasing these types of loans, subject to our conservative underwriting standards, within or outside of our market area.

Most of our commercial and multifamily real estate loans have a maximum term of up to 20 years. The interest rates on commercial real estate and multifamily loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At June 30, 2018, our largest commercial real estate loan totaled $596,000 and was secured by a distribution facility. At that date, our largest multifamily real estate loan totaled $82,000 and was secured by an apartment building. At June 30, 2018, both of these loans were performing in accordance with their terms.

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

We generally retain all shorter-term one- to four-family residential real estate loans that we originate. In recent years, we have sold most of our conforming, fixed-rate, one- to four-family residential real estate loans with terms of greater than 20 years on a servicing-released basis. For the fiscal years ended June 30, 2018 and 2017, we sold no residential real estate loans.

Other than our auto loans, historically we have not purchased loans. During fiscal 2018, we purchased four commercial participation loans for $208,000 and purchased no loans during fiscal 2017. Additionally, we purchased no auto loans during fiscal 2018 or 2017.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years ended June 30,
	2018	2017
	(In thousands)

Total loans at beginning of year	$31,953	$32,882

Loans originated:
Real estate loans:
One- to four-family residential	6,686	4,917
Home equity lines of credit	661	150
Commercial and multi-family	200	-
Consumer and other	626	314
Total loans originated	8,173	5,381

Loans purchased:
Real estate loans:
Commercial and multi-family	208	-
Consumer and other	-	-
Total loans purchased	208	-

Loans sold:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total loans sold	-	-

Other:
Principal repayments	(8,446)	(6,310)
Net loan activity	(65)	(929)
Total loans, including loans held for sale, at end of year	$31,888	$31,953

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2018, we had $69,000 loans that were classified as troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Real estate loans:
One- to four-family residential	6	$271	2	$3	3	$65	11	$339
Home equity lines of credit	-	-	1	4	-	-	1	4
Commercial and multi-family	1	74	-	-	1	13	2	87
Consumer and other	2	12	2	34	-	-	4	46

Total	9	$357	5	$41	4	$78	18	$476

At June 30, 2017
Real estate loans:
One- to four-family residential	-	$-	6	$127	3	$65	9	$192
Home equity lines of credit	-	-	1	11	-	-	1	11
Commercial and multi-family	-	-	-	-	1	13	1	13
Consumer and other			-

Total	-	$-	7	$138	4	$78	11	$216

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At June 30, 2018, we had no loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at June 30, 2018 and 2017 include approximately $397,000 and $369,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $7,000 and $3,000 at June 30, 2018 and 2017, respectively.

	At June 30,
	2018	2017
	(In thousands)
Classified assets:
Substandard loans (1)	$745	$861
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	9	17
Total classified assets	754	878
Special mention	-	-
Total criticized assets	$754	$878

(1)	Includes nonaccruing loans that are more than 90 days past due.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2018	2017
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$305	$337
Home equity lines of credit	5	17
Commercial and multi-family	87	13
Consumer and other	-	2
Total non-accrual loans	397	369

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total accruing loans 90 days or more past due:	-	-

Total nonperforming loans	397	369

Real estate owned:
One- to four-family residential owner occupied	9	17

Total nonperforming assets	$406	$386

Accruing troubled debt restructurings:
One- to four-family residential	69	74
Home equity lines of credit	-	-
Commercial and multi-family	-	11
Consumer and other	-	-
Total	$69	$85

Ratios:
Total nonperforming loans to total loans	1.24%	1.15%
Total nonperforming assets to total assets	0.81%	0.69%
Total nonperforming loans and TDRs to total loans	1.46%	1.42%
Total nonperforming assets and TDRs to total assets	0.95%	0.85%

For the years ended June 30, 2018 and 2017, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $20,000 and $15,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2018 and 2017 subsequent to their being placed on nonaccrual status.

Other Loans of Concern. At June 30, 2018 and 2017, there were $348,000 and $492,000, respectively, of other loans, all of which were mortgage loans that are classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended
	June 30,
	2018	2017
	(Dollars in thousands)

Balance at beginning of year	$253	$253

Charge-offs:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total charge-offs	-	-

Recoveries:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total recoveries	-	-

Net (charge-offs) recoveries	-	-
Provision for loan losses	-	-
Balance at end of year	$253	$253

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.00%
Allowance for loan losses to non-performing loans at end of year	63.73%	68.56%
Allowance for loan losses to total loans at end of year	0.79%	0.79%

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

	At June 30,
	2018			2017
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$171	67.6%	78.8%	$162	64.0%	73.9%
Home equity lines of credit	13	5.1%	6.2%	21	8.3%	9.6%
Commercial and multi-family	10	4.0%	6.0%	8	3.2%	5.2%
Consumer and other	23	9.1%	9.0%	20	7.9%	11.3%
Total allocated allowance	217	85.8%	100.0%	211	83.4%	100.0%
Unallocated allowance	36	14.2%	-	42	16.6%	-
Total allowance for loan losses	$253	100.0%	100.0%	$253	100.0%	100.0%

At June 30, 2018, our allowance for loan losses represented 0.79% of total loans and 63.7% of nonperforming loans, and at June 30, 2017, our allowance for loan losses represented 0.79% of total loans and 68.6% of nonperforming loans. There were no net loan charge-offs during the fiscal years ended June 30, 2018 and 2017, respectively.

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

We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments - Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available-for-sale. Our decision to classify certain of our securities as available-for-sale is based on our need to meet daily liquidity needs and to take advantage of profits that may occur from time to time.

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At June 30, 2018, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the FHLB-Cincinnati as well as municipal securities.

U.S. Government and Agency Obligations. At June 30, 2018, we had no U.S. government and agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we may invest in these securities, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2018, we had mortgage-backed securities with a carrying value of $4.4 million, which constituted 66.2% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Community Savings. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMO”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae. We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase. Our investment in CMOs totaled $214,000 at June 30, 2018.

Municipal Securities. At June 30, 2018, we had taxable municipal securities with a carrying value of $813,000, which constituted 12.2% of our securities portfolio, and non-taxable municipal securities with a carrying value of $1.4 million, which constituted 21.5% of our securities portfolio.

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

	At June 30,
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities of U.S. government sponsored entities - residential	$4,280	$4,192	$5,595	$5,613
Collateralized mortgage obligations of government sponsored entities - residential	218	214	307	313
State and political subdivisions
Taxable	815	813	1,393	1,393
Nontaxable	1,457	1,432	1,466	1,479

	$6,770	$6,651	$8,761	$8,798

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In fiscal 2018 our total deposits decreased 2.7%, while demand deposits saw an increase of $499,000. Total time deposits decreased $209,000 for the same period.

In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2018, $7.9 million, or 19.6% of our total deposit accounts, were certificates of deposit, of which $3.3 million had maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended June 30,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$8,400	20.4%	0.00%	$7,611	18.6%	0.00%
Interest bearing demand	2,201	5.3%	0.18%	2,340	5.7%	0.17%
Savings	22,576	54.7%	0.27%	23,108	56.4%	0.28%
Certificates of deposit	8,076	19.6%	0.74%	7,917	19.3%	0.72%

	$41,253	100.0%	0.38%	$40,976	100.0%	0.37%

As of June 30, 2018, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $2.9 million. The following table sets forth the maturity of those certificates as of June 30, 2018.

At
June 30, 2018
(In thousands)

Three months or less	$242
Over three months through six months	500
Over six months through one year	100
Over one year to three years	1,224
Over three years	813

Total	$2,879

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2018	2017
	(In thousands)
INTEREST RATE:

Less than 1%	$5,096	$5,383
1.00% - 1.99%	2,830	2,752
2.00% - 2.99%	-	-
3.00% - 3.99%	-	-
4.00% - 4.99%	-	-
5.00% - 5.99%	-	-

Total	$7,926	$8,135

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at June 30, 2018.

	At June 30, 2018
	Period to Maturity
	Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total
	(Dollars in thousands)
Interest Rate Range:
Less than or equal to 1.00%	$3,346	$1,567	$183	$-	$5,096	64.3%
1.00% - 1.99%	2	556	1,028	1,244	2,830	35.7%

Total	$3,348	$2,123	$1,211	$1,244	$7,926	100.00%

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At June 30, 2018, we had $1.0 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2018, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $15.2 million.

In addition, Community Savings has lines of credit arrangements with the Federal Reserve Bank of Cleveland and United Bankers Bank totaling $192,000 and $4.2 million, respectively, at June 30, 2018. No borrowing was outstanding for these lines of credit at June 30, 2018.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2018	2017
	(Dollars in thousands)

Balance at end of year	$1,000	$4,500
Average balance during year	$1,306	$5,572
Maximum outstanding at any month end	$4,500	$6,200
Weighted average interest rate at end of year	4.12%	1.60%
Average interest rate during year	3.75%	1.56%

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

Employees

As of June 30, 2018 we had 15 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

As a savings and loan holding company, Community Savings Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. Community Savings Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

At June 30, 2018, Community Savings’ capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2018, Community Savings was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2018, Community Savings satisfied the QTL test.

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

At June 30, 2018, Community Savings met the criteria for being considered “well capitalized.”

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2018, the annualized FICO assessment was equal to 0.32 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System

Community Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Community Savings was in compliance with this requirement at June 30, 2018. Based on redemption provisions of the FHLB-Cincinnati, the stock has no quoted market value and is carried at cost. Community Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Cincinnati. As of June 30, 2018, no impairment has been recognized.

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

In order for Community Savings Bancorp, Inc. to be regulated as a savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Community Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2018, Community Savings maintained 87.3% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2018, Community Savings had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Cuts and Jobs Act, implemented in December 2017, eliminated the net operating loss carryback provisions and provided for no expiration of the carryforward of net operating losses incurred after the passage of the Act. At June 30, 2018, Community Savings had $1.9 million of federal net operating loss carryforwards and no Ohio state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2018, Community Savings had no capital loss carryover.

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

ITEM 1B.           Unresolved Staff Comments

None.

ITEM 2.              Properties

At June 30, 2018, the net book value of our properties was $422,000. We own our full-service office located at 425 Main Street, Caldwell, Ohio and believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.              Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.              Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “CCSB.” The approximate number of holders of record of Community Savings Bancorp, Inc. common stock as of September 28, 2018 was 58. Certain shares of Community Savings Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Community Savings Bancorp, Inc.’s common stock for the fiscal years ended June 30, 2018 and 2017. The common stock did not trade until January 11, 2017; and accordingly, no information is presented for prior periods.

	High	Low
Quarter ended June 30, 2018	$15.00	$14.05
Quarter ended March 31, 2018	14.25	13.55
Quarter ended December 31, 2017	14.00	12.66
Quarter ended September 30, 2017	14.00	13.25
Quarter ended June 30, 2017	14.21	13.62
Quarter ended March 31, 2017	15.25	12.98

Community Savings Bancorp, Inc. has not ever paid cash dividends on its common stock. Dividend payments by Community Savings Bancorp, Inc. are dependent on dividends it receives from Community Savings, because Community Savings Bancorp, Inc. has no source of income other than dividends from Community Savings, earnings from the investment of proceeds from the sale of shares of common stock retained by Community Savings Bancorp, Inc. and interest payments with respect to Community Savings Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Regulation and Supervision—Federal Banking Regulation—Capital Distributions.”

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2018, $25.1 million, or 78.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, and at this date an additional $2.0 million, or 6.2% of our total loan portfolio, was comprised of home equity loans. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion, we also utilize funds from a line of credit with another bank. At June 30, 2018, we had $1.0 million in advances outstanding with the FHLB-Cincinnati.

For the fiscal years ended June 30, 2018 and 2017, we had net loss of $(1.0 million) and $(134,000), respectively.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	Prudently growing our asset size by continuing to emphasize the origination of one- to four-family residential real estate loans, including an increased emphasis on originating these types of loans in Washington and Monroe Counties, Ohio. We will continue to emphasize the origination of one- to four-family residential real estate loans in our market area. At June 30, 2018, $25.1 million, or 78.8% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•	Continuing to emphasize disciplined underwriting practices in order to maintain the quality of our loan portfolio. As we emphasize slow and steady growth in our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and monitoring processes. At June 30, 2018 and 2017, we had $397,000 and $369,000 of nonperforming loans, respectively, which includes $78,000 and $78,000 of loans 90 days or more delinquent, respectively.

•	Continuing to supplement our one- to four-family residential real estate lending with the origination of non-residential lending and indirect auto lending. We intend to continue to originate consumer and home equity loans and lines of credit. Additionally, although there are limited opportunities for the origination of commercial real estate loans in our market area, we would consider purchasing commercial real estate loans, subject to our strict underwriting criteria. Our own indirect auto lending program has been fully implemented with focus on prime credit. This program will improve yield as well as interest rate risk management.

•	Continuing to rely on our historically favorable funding mix which emphasizes lower-cost transaction and savings accounts. During the fiscal years ended June 30, 2018 and 2017, the average balance of our certificates of deposits comprised 19.6% and 19.3% of total average deposits, with core deposits (statements savings, noninterest-bearing demand and interest-bearing demand accounts) comprising the remainder. We will continue to emphasize accruing these lower-cost core deposits which will benefit our net interest spread.

•	Continuing to manage interest rate risk. We intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans with maturities of greater than 20 years, as needed in order to manage interest rate risk. Additionally we intend to continue to emphasize the origination of home equity loans and lines of credit, which generally have adjustable rates of interest and have shorter terms to maturity than our one- to four-family residential real estate loans.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Bank estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Bank estimates fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Bank can be found in Note 15 of the Financial Statements “– Disclosures About Fair Value of Assets and Liabilities.”

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Total Assets. Total assets decreased $5.6 million, or 10.1%, to $50.0 million at June 30, 2018 from $55.6 million at June 30, 2017. The decrease was due to decreases in cash and cash equivalents and maturities of investment securities, offset by the purchase of Bank Owned Life Insurance.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.4 million, or 50.5%, to $4.3 million at June 30, 2018 from $8.7 million at June 30, 2017. The decrease in cash and cash equivalents was primarily due to the pay down of FHLB advances and a decrease in deposits.

Securities available-for-sale. Investment securities available-for-sale decreased $2.1 million, or 24.4%, to $6.7 million at June 30, 2018 from $8.8 million at June 30, 2017. The decrease in securities available-for-sale was primarily due to maturities, calls, and repayments of $1.9 million.

Net Loans. Net loans decreased $65,000, or 0.2%, to $31.6 million at June 30, 2018 from $31.7 million at June 30, 2017. The decrease in net loans was due primarily to a decrease of $1.1 million, or 35.3%, in home equity lines of credit, to $2.0 million at June 30, 2018 from $3.1 million at June 30, 2017, and a decrease of $756,000, or 20.9%, in consumer loans to $2.9 million at June 30, 2018 from $3.6 million at June 30, 2017, offset by an increase of $1.5 million, or 6.5%, in one- to four-family residential loans to $25.1 million at June 30, 2018, from $23.6 million at June 30, 2017, and an increase of $244,000, or 14.5%, in commercial and multi-family loans to $1.9 million at June 30, 2018, from $1.7 million at June 30, 2017. For years prior to fiscal 2017, we had purchased auto loans through one third party referral source that has since sold its business. The outstanding balance of auto loans purchased totaled $1.8 million at June 30, 2018. Although automobile loans generally have greater risk of loss or default than one- to four-family residential real estate loans, management attempted to address these inherent risks by lending primarily on late-model used vehicles for which, generally, most of the asset’s rapid depreciation has already occurred. Automobile loans generally have higher yields than one- to four-family residential real estate loans and also have shorter maturities, consistent with our effort to improve our interest rate risk profile. We expect our consumer loans to increase in the coming quarters due to the implementation of our new indirect auto lending program.

Deposits. Deposits decreased $1.1 million, or 2.7%, to $40.4 million at June 30, 2018 from $41.5 million at June 30, 2017. Demand deposits increased $499,000, savings and money market accounts decreased $1.4 million and certificates of deposit decreased $209,000.

Bank Owned Life Insurance. During fiscal 2018, Community Savings purchased Bank Owned Life Insurance to help protect against the loss of the President. The initial periodic premium amount was $750,000. At June 30, 2018, the coverage value was $2.5 million and the cash surrender value was $769,000.

FHLB Advances. FHLB-Cincinnati advances decreased $3.5 million, or 77.8%, to $1.0 million at June 30, 2018 from $4.5 million at June 30, 2017, as we used cash from demand deposits in other institutions to pay down FHLB advances.

Total Equity. Total equity decreased $1.1 million, or 11.8%, to $8.3 million at June 30, 2018 from $9.4 million at June 30, 2017. The decrease resulted from the net loss of $1.0 million and a decrease in accumulated other comprehensive income of $119,000.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2018 and 2017

General. For the fiscal year ended June 30, 2018, we had a net loss of $1.0 million compared to net loss of $134,000 for the fiscal year ended June 30, 2017, an increase net loss of $880,000. The increase in net loss was due primarily to a $1.1 million increase in noninterest expenses and a $16,000 decrease in noninterest income, which were partially offset by a $78,000 increase in net interest income and a $139,000 increase in federal income tax benefits.

Interest Income. Interest income increased $41,000, or 2.4%, to $1.8 million for the fiscal year ended June 30, 2018 from $1.7 million for the fiscal year ended June 30, 2017. The increase resulted primarily from a $40,000 increase in interest on interest-earning deposits. Loan interest income increased $35,000, offset by a decrease of $34,000 in interest on investments. The average balance of investment securities decreased $2.2 million, or 22.0%, to $7.6 million during the fiscal year ended June 30, 2018 from $9.8 million during the fiscal year ended June 30, 2017, and the average yield on investment securities increased 12 basis points to 2.14% for fiscal 2018 from 2.02% for fiscal 2017. The decrease in average balance of investment securities resulted from maturities and pay downs of investment securities. The average balance of loans receivable increased $101,000, or 0.3%, to $32.4 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, and the average yield on loans increased 10 basis points to 4.43% during fiscal 2018 from 4.33% during fiscal 2017, reflecting lower market interest rates.

Interest Expense. Interest expense decreased $37,000, or 17.5%, to $175,000 for the fiscal year ended June 30, 2018 from $212,000 for the fiscal year ended June 30, 2017. Interest expense on deposits increased $1,000, or 0.8%, to $126,000 for fiscal 2018 from $125,000 for fiscal 2017. The increase was primarily due to an increase of one basis point in the average cost of interest-bearing deposits to 0.38% for the fiscal year ended June 30, 2018 from 0.37% for the fiscal year ended June 30, 2017 and a decrease of $511,000, or 1.5%, in the average balance of interest-bearing deposits to $32.9 million for fiscal 2018 from $33.4 million for fiscal 2017, reflecting the effects of a decreasing interest rate environment. Interest expense on borrowings decreased $38,000 to $49,000 for the fiscal year ended June 30, 2018 from $87,000 for the fiscal year ended June 30, 2017. The average balance of advances decreased $4.3 million to $1.3 million for the fiscal year ended June 30, 2018 from $5.6 million for the fiscal year ended 2017, while the average cost of these advances increased 219 basis points to 3.75% from 1.56% year to year, as we paid down maturing short term advances which had lower interest rates. Management elected to fund the pay down of these advances with proceeds from interest earning deposits in other institutions.

Net Interest Income. Net interest income increased $78,000, or 5.1%, to $1.6 million for the fiscal year ended June 30, 2018 from $1.5 million for the fiscal year ended June 30, 2017. The increase resulted from an increase of 34 basis points in our interest rate spread to 3.16% for fiscal 2018 from 2.82% for fiscal 2017. Our net interest margin increased by 36 basis points to 3.31% for fiscal 2018 from 2.95% for fiscal 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the fiscal years ended June 30, 2018 or June 30, 2017. The allowance for loan losses was $253,000, or 0.8% of total loans, at June 30, 2018 and 2017. Total nonperforming loans were $397,000 at June 30, 2018, compared to $369,000 at June 30, 2017. Classified (substandard, doubtful and loss) loans were $745,000 at June 30, 2018, compared to $861,000 at June 30, 2017, and total loans past due greater than 30 days were $476,000 and $216,000 at June 30, 2018 and June 30, 2017, respectively. We had no net charge-offs during fiscal 2018 or fiscal 2017. As a percentage of nonperforming loans, the allowance for loan losses was 63.7% at June 30, 2018 compared to 68.6% at June 30, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income decreased $16,000, or 5.4%, to $278,000 for the fiscal year ended June 30, 2018 from $294,000 for the fiscal year ended June 30, 2017. The decrease was due primarily to a decrease of $29,000 in gain on the sale of foreclosed assets, and a decrease of $11,000 in other operating income, partially offset by an increase of $19,000 in cash surrender value of bank owned life insurance and an increase of $5,000 in service charges and fees.

Noninterest Expense. Noninterest expense increased $1.1 million, or 53.0% to $3.1 million for the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017. The increase was due primarily to an increase in salaries and employee benefits and professional services. Salaries and employee benefits increased $808,000, or 96.0%, to $1.7 million for the fiscal year ended June 30, 2018 compared to $842,000 for the fiscal year ended 2017. This was due primarily to a one-time lump sum payment in the amount of $800,000 to Pentegra for funding the shortfall of the defined benefit plan. The funding shortfall is part of the expense which was disclosed in the prior 10-K. Professional services were up $221,000, or 115.7% to $412,000 for the fiscal year ended June 30, 2018, from $191,000 for the fiscal year ended 2017.

As was expected, noninterest expense has increased because of costs associated with operating as a public company and increased compensation costs related to funding the shortfall of our multiple-employer defined benefit plan. We expect to withdraw from this plan and there may be further costs in connection with this withdrawal.

Federal Income Taxes. Federal income tax expense decreased to a $227,000 benefit for the fiscal year ended June 30, 2018 from a benefit of $88,000 during the fiscal year ended June 30, 2017. The increase in tax benefit resulted from an increase in net loss of pre-tax income of $1.0 million during fiscal 2018.

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

	For the Years Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,427	$1,435	4.43%	$32,326	$1,400	4.33%
Investment securities	7,654	164	2.14%	9,812	198	2.02%
Other interest-earning assets (1)	8,361	178	2.13%	9,479	138	1.46%
Total interest-earning assets	48,442	1,777	3.67%	51,617	1,736	3.36%
Noninterest-earning assets	2,916			3,427
Allowance for loan losses	(253)			(253)
Total assets	$51,105			$54,791

Interest-bearing liabilities:
Demand accounts	$2,201	4	0.18%	$2,340	4	0.17%
Savings and money market accounts	22,577	62	0.27%	23,108	64	0.28%
Certificates of deposit	8,076	60	0.74%	7,917	57	0.72%
Total deposits	32,854	126	0.38%	33,365	125	0.37%
FHLB advances	1,306	49	3.75%	5,572	87	1.56%
Total interest-bearing liabilities	34,160	175	0.51%	38,937	212	0.54%
Noninterest-bearing liabilities	7,988			7,997
Total liabilities	42,148			46,934
Equity	8,957			7,857
Total liabilities and equity	$51,105			$54,791

Net interest income		$1,602			$1,524
Net interest rate spread (2)			3.16%			2.82%
Net interest-earning assets (3)	$14,282			$12,680
Net interest margin (4)			3.31%			2.95%
Average interest-earning assets to interest-bearing liabilities	141.81%			132.57%

(1)	Consists of stock in the FHLB and interest-earning deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended June 30,
	2018 vs. 2017
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$4	$31	$35
Investment securities	(47)	13	(34)
Other interest-earning assets	(18)	58	40
Total interest-earning assets	(61)	102	41

Interest-bearing liabilities:
Interest-bearing demand	-	-	-
Savings accounts	(1)	(1)	(2)
Certificates of deposit	1	2	3
Total deposits	-	1	1
Borrowings	(99)	61	(38)
Total interest-bearing liabilities	(99)	62	(37)

Change in net interest income	$38	$40	$78

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

Our full board of directors serves as our Asset/Liability Committee. In this capacity, the board develops and implements an asset/liability management plan, and reviews pricing and liquidity needs and assesses our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities. We also engage a third-party asset/liability advisor.

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

The table below sets forth, as of June 30, 2018, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$7,775	$(2,183)	(21.92)%	16.95%	(272)
+200	8,541	(1,417)	(14.23)%	18.00%	(167)
+100	9,292	(666)	(6.68)%	18.94%	(73)
—	9,958	—	—%	19.67%	—
-100	10,455	497	4.99%	20.07%	40

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2018, in the event of a 200 basis point increase in interest rates, we would experience a 14.23% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.99% increase in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(890,000) and $20,000 for the fiscal years ended June 30, 2018 and 2017, respectively. Net cash provided by investing activities was $1.1 million and $3.9 million in fiscal 2018 and 2017, respectively. The change in cash flows in investing activities resulted primarily from less pay downs and maturities of available for sale securities in fiscal year 2018 as compared to the prior fiscal year. Cash provided by (used in) financing activities was $(4.6) million and $1.6 million in fiscal 2018 and 2017, respectively. The change in cash provided by (used in) financing activities is primarily due to proceeds from issuance of common stock in fiscal year 2017 and a decrease in net change in deposits of $2.5 million in fiscal year 2018 as compared to the prior fiscal year.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, Community Savings exceeded all regulatory capital requirements and was categorized as “well capitalized” under regulatory guidelines.

At June 30, 2018, we had outstanding commitments to originate loans of $126,000, commitments under undisbursed construction loans of $538,000 and commitments under home equity lines of credit of $1.9 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2018 totaled $3.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We have, in the past, sold our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years to Community Mortgage Network. In the fiscal year ended June 30, 2018, we sold no loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to utilize the option to sell our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years that we originate from time to time. Under specific circumstances, we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at June 30, 2018 was deemed immaterial.

For information about our loan commitments and unused lines of credit, see Note 14 of the notes to our financial statements beginning on page F-1 of this Annual Report.

We have not engaged in any other off-balance sheet transactions in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 17 of the notes to our financial statements beginning on page F-1 of this Annual Report.

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

ITEM 8.              Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.          Controls and Procedures

(a)          An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.          Other Information

Date of Annual Meeting of Stockholders.

The 2018 Annual Meeting of Stockholders of Community Savings Bancorp, Inc. will be held on Monday, November 19, 2018 at 5:00 pm local time at the Bank’s office located at 425 Main St., Caldwell, Ohio 43724.

PART III

ITEM 10.            Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from the Company’s Code of Ethics in fiscal 2018. The Code of Ethics is available on our website at www.mycommunitysavings.com. Additionally, persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Community Savings Bancorp, Inc., 425 Main Street, Caldwell, Ohio 43724, Attention, Corporate Secretary.

Information concerning directors and executive officers of the Company is incorporated herein by reference to the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I – Election of Directors.”

ITEM 11.            Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.            Certain Relationships and Related Transactions and Director Independence

Information concerning relationships, transactions and director independence is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons” and “Board Independence.”

ITEM 14.            Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to the Proxy Statement, specifically the section captioned “Proposal II – Ratification of Appointment of Auditor.”

PART IV

ITEM 15.            Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of June 30, 2018 and 2017

(C)	Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

(D)	Consolidated Statements of Comprehensive Loss for the years ended June 30, 2018 and 2017

(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2018 and 2017

(F)	Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*
3.2	Bylaws of Community Savings Bancorp, Inc.*
4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*
10.1	Employment Agreement of Alvin B. Parmiter*
10.2	Salary Continuation Agreement for Alvin B. Parmiter*
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.

ITEM 16.            Form 10-K Summary

None.

Community Savings Bancorp, Inc.

Consolidated Financial Statements and Report of Independent
Registered Public Accounting Firm

June 30, 2018 and 2017

Community Savings Bancorp, Inc.

June 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and

  Shareholders of Community Savings Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Community Savings Bancorp, Inc. and Subsidiary (the Company) as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Parkersburg, West Virginia

September 28, 2018

Towne Square • 201 Third Street • PO Box 149 • Parkersburg, WV 26102

Phone (304) 485-6584 • Fax (304) 485-0971

The Virginia Center • 1411 Virginia Street, East • Suite 100 • Charleston, WV 25301

Phone (304) 343-4126 or 1(800) 788-3844 • Fax (304) 343-8008

Wharf District • 68 Clay Street • Suite C • Morgantown, WV 26501

Phone (304) 554-3371 • Fax (304) 554-3410

www.suttlecpas.com • E-mail: cpa@suttlecpas.com

A Professional Limited Liability Company

Community Savings Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2018 and 2017

(In thousands, except share data)

	June 30,
	2018	2017
Assets

Cash and due from banks	$2,222	$2,647
Interest-earning demand deposits in other financial institutions	2,082	6,052

Cash and cash equivalents	4,304	8,699

Interest-earning time deposits in other financial institutions	4,595	4,580
Investment securities available-for-sale, at fair value	6,651	8,798
Other investment securities	940	940
Loans	31,888	31,953
Less: allowance for loan losses	(253)	(253)
Loans, net	31,635	31,700
Premises and equipment, net	422	458
Foreclosed assets, net	9	17
Accrued interest receivable	135	152
Bank owned life insurance	769	-
Other assets	508	265

Total assets	$49,968	$55,609

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,406	$9,907
Savings and money market	22,067	23,477
Time	7,926	8,135

Total deposits	40,399	41,519

Federal Home Loan Bank advances	1,000	4,500
Payments by borrowers for taxes and insurance	92	88
Other liabilities	190	109

Total liabilities	41,681	46,216

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding as of June 30, 2018 and 2017, respectively	4	4
Additional paid in capital	3,264	3,258
Unearned employee stock ownership plan (ESOP) shares	(311)	(327)
Retained earnings	5,424	6,433
Accumulated other comprehensive income (loss)	(94)	25

Total shareholders' equity	8,287	9,393

Total liabilities and shareholders' equity	$49,968	$55,609

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2018 and 2017

(In Thousands, except share data)

	Years Ended June 30,
	2018	2017

Interest Income
Loans, including fees	$1,435	$1,400
Taxable securities	124	147
Tax exempt securities	40	51
Interest-earning deposits	178	138

Total interest income	1,777	1,736

Interest Expense
Deposits	126	125
Federal Home Loan Bank advances	49	87

Total interest expense	175	212

Net Interest Income	1,602	1,524

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	1,602	1,524

Noninterest Income
Service charges and fees	255	250
Gain on sale of foreclosed assets, net	-	29
Increase in cash surrender value-bank owned life insurance	19	-
Other income	4	15

Total noninterest income	278	294

Noninterest Expense
Salaries, employee benefits, and directors fees	1,650	842
Occupancy and equipment	104	101
Data processing	338	325
Correspondent bank service charges	225	232
Franchise taxes	63	47
FDIC insurance premiums	16	15
Professional services	412	191
Advertising	22	13
Office supplies	93	76
Impairment loss on foreclosed assets	8	2
Other expense	190	196

Total noninterest expense	3,121	2,040

Loss Before Federal Income Tax Benefit	(1,241)	(222)

Federal Income Tax Benefit	(227)	(88)

Net loss	$(1,014)	$(134)

Loss per share - basic and diluted	$(2.48)	N/A

Weighted-average shares outstanding - basic and diluted	409,417	-

See Notes to Consolidated Financial Statements

F-4

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended June 30, 2018 and 2017

(In Thousands)

	Years Ended June 30,
	2018	2017

Net loss	$(1,014)	$(134)

Other comprehensive loss:
Unrealized holding losses on securities available for sale	$(156)	(96)

Tax effect	42	33

Total other comprehensive loss	(114)	(63)

Comprehensive loss	$(1,128)	$(197)

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2018 and 2017

(In Thousands)

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total

Balance at July 1, 2016	$-	$-	$-	$-	$6,567	$88	$6,655

Net loss	-	-	-	-	(134)	-	(134)

Preceeds from issuance of common stock	-	4	3,258	(327)	-	-	2,935

Other comprehensive loss	-	-	-	-	-	(63)	(63)

Balance at June 30, 2017	-	4	3,258	(327)	6,433	25	9,393

Net loss	-	-	-	-	(1,014)	-	(1,014)

ESOP shares earned	-	-	6	16	-	-	22

Other comprehensive loss	-	-	-	-	-	(114)	(114)

Reclassification of certain tax effects from accumulated other comprehensive income	-	-	-	-	5	(5)	-

Balance at June 30, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2018 and 2017

(In Thousands)

	Years Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(1,014)	$(134)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	66	66
Deferred income tax expense	(227)	(88)
Amortization of premiums and discounts on securities, net	150	204
Provision for loan losses	-	-
Gain on sale of foreclosed assets	-	(29)
Impairment loss on foreclosed real estate	8	2
ESOP shares earned	22	-
Net changes in:
Accrued interest receivable	17	33
Bank owned life insurance-cash surrender value	(19)	-
Other assets	26	(20)
Other liabilities	81	(14)

Net cash provided by (used in) operating activities	(890)	20

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	(15)	987
Purchase of available for sale securities	-	(1,799)
Proceeds from maturities of available for sale securities	555	2,346
Principal repayments of available for sale mortgage-backed securities	1,332	1,509
Purchase of loans	(208)	-
Net change in loans	227	872
Purchase of premises and equipment	(30)	(72)
Purchase of bank owned life insurance	(750)	-
Proceeds from sale of foreclosed assets	-	44

Net cash provided by investing activities	1,111	3,887

Cash Flows from Financing Activities
Net change in deposits	(1,120)	1,417
Proceeds from Federal Home Loan Bank advances	-	1,700
Repayment of Federal Home Loan Bank advances	(3,500)	(4,450)
Payments by borrowers for taxes and insurance	4	6
Proceeds from issuance of common stock	-	2,935

Net cash provided by (used in) financing activities	(4,616)	1,608

Net Change in Cash and Cash Equivalents	(4,395)	5,515

Beginning Cash and Cash Equivalents	8,699	3,184

Ending Cash and Cash Equivalents	$4,304	$8,699

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$175	$212

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

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

The Bank conducts a general banking business in eastern Ohio, which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer, and nonresidential purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on those balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside management’s control.

Principles of Consolidation

The consolidated financial statements as of and for the fiscal years ended June 30, 2018 and 2017, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

From time to time, the Company’s deposits in other financial institutions may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be low based upon the quality of the institutions where the amounts are maintained.

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

Other investment securities consist of stock in the Federal Home Loan Bank (“FHLB”) and a required investment in the stock of the Company’s data processing service provider. FHLB stock is a required investment, based on a predetermined formula, for institutions that are members of the FHLB system. The investment in both common stocks is carried at cost, classified as restricted securities, and evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

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

For all loan classes, the accrual of interest is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. For all loan classes, the entire balance of the loan is considered past due if the minimum payment contractually required to be paid is not received by the contractual due date. For all loan classes, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Years Ended June 30, 2018 and 2017

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

Years Ended June 30, 2018 and 2017

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

Premises and Equipment

Land is carried at cost. Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets is 40 - 50 years for buildings, 7 - 20 years for building improvements, and 3 - 10 years for furniture, fixtures and equipment. Maintenance and repairs are expensed and major improvements are capitalized.

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

Years Ended June 30, 2018 and 2017

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

The Company is no longer subject to tax examinations by tax authorities for years ended before June 30, 2015. As of June 30, 2018, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income includes unrealized appreciation (depreciation) on available-for-sale securities.

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

Years Ended June 30, 2018 and 2017

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

Loss per share for the year ended June 30, 2018 was $(2.48), calculated using a weighted-average shares outstanding of 409,417. The Company had no dilutive or potentially dilutive securities at June 30, 2018.

Loss per share disclosures are not applicable to the year ended June 30, 2017, as the Company did not complete the conversion to stock form until January 10, 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,280	$6	$(94)	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	1	(5)	214
State and political subdivisions
Taxable	815	1	(3)	813
Nontaxable	1,457	1	(26)	1,432

	$6,770	$9	$(128)	$6,651

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,595	$44	$(26)	$5,613
Collateralized mortgage obligations of government sponsored entities - residential	307	6	-	313
State and political subdivisions
Taxable	1,393	8	(8)	1,393
Nontaxable	1,466	16	(3)	1,479

	$8,761	$74	$(37)	$8,798

The amortized cost and fair value of available-for-sale securities at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$555	$555
One to five years	-	-
Five to ten years	289	287
Beyond ten years	1,428	1,403

	2,272	2,245
Mortgage-backed securities of U.S. government sponsored entities - residential	4,280	4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	214

Totals	$6,770	$6,651

Proceeds from calls of investment securities totaled $555,000 and $2.3 million during the years ended June 30, 2018 and 2017, respectively. The calls did not result in a realized gain or loss.

The Company has pledged certain of its investment securities with a carrying value of $1.7 million and $2.6 million at June 30, 2018 and 2017, respectively, and $635,000 and $885,000 of interest-earning time deposits at June 30, 2018 and 2017 respectively. The Company also had pledged $125,000 and $225,000 of interest-earning demand deposits at June 30, 2018 and 2017, respectively, primarily to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both June 30, 2018 and 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and 2017:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,777	$(31)	$1,568	$(63)	$3,345	$(94)
Collateralized mortgage obligations of government sponsored entities - residential	121	(5)	-	-	121	(5)
State and political subdivisions
Taxable	-	-	510	(3)	510	(3)
Nontaxable	531	(3)	363	(23)	894	(26)

	$2,429	$(39)	$2,441	$(89)	$4,870	$(128)
June 30, 2017
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,161	$(26)	$-	$-	$2,161	$(26)
State and political subdivisions
Taxable	256	(1)	258	(7)	514	(8)
Nontaxable	383	(3)	-	-	383	(3)
	$2,800	$(30)	$258	$(7)	$3,058	$(37)

Other-than-temporary Impairment

At June 30, 2018 and 2017, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018 and 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 3:	Loans and Allowance for Loan Losses

Loans at June 30, 2018 and 2017 include:

	2018	2017
	(In thousands)
Real estate
One- to four-family residential	$25,127	$23,600
Home equity lines of credit	1,979	3,059
Commercial and multi-family	1,927	1,683
Consumer and other	2,855	3,611

Total loans	31,888	31,953

Allowance for loan losses	(253)	(253)

Net loans	$31,635	$31,700

The premium on loans purchased is included in the loan balances of consumer and other. The amounts of the premiums were $81,000 and $127,000 for the years ended June 30, 2018 and 2017, respectively.

The risk characteristics applicable to each segment of the loan portfolio are described below:

Residential Real Estate and Home Equity Lines of Credit

Residential mortgage loans and home equity lines of credit are secured by one to four-family residences and are comprised of owner-occupied and non-owner-occupied loans. Construction real estate loans (immaterial for the years presented) are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. The Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Repayment can also be impacted by changes in property values or residential properties. Risk is mitigated by the fact that loans are of smaller individual amounts and spread over a large number of borrowers.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Multi-family Residential Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than one to four- family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2018 and 2017, and the recorded investment in loans and impairment method as of June 30, 2018 and 2017:

	June 30, 2018
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	9	(8)	2	3	(6)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, June 30, 2018	$171	$13	$10	$23	$36	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$7	$-	$-	$-	$-	$7

Ending balance, collectively evaluated for impairment	$164	$13	$10	$23	$36	$246

Loans:
Ending balance	$25,127	$1,979	$1,927	$2,855		$31,888

Ending balance; individually evaluated for impairment	$366	$5	$87	$-		$458

Ending balance; collectively evaluated for impairment	$24,761	$1,974	$1,840	$2,855		$31,430

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

	June 30, 2017
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2016	$161	$22	$10	$24	$36	$253
Provision for loan losses	1	(1)	(2)	(4)	6	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, June 30, 2017	$162	$21	$8	$20	$42	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$9	$-	$-	$-	$-	$9

Ending balance, collectively evaluated for impairment	$153	$21	$8	$20	$42	$244

Loans:
Ending balance	$23,600	$3,059	$1,683	$3,611		$31,953

Ending balance; individually evaluated for impairment	$411	$17	$13	$2		$443

Ending balance; collectively evaluated for impairment	$23,189	$3,042	$1,670	$3,609		$31,510

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

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

Substandard: These are loans with a well-defined weakness, where the Company has a serious concern about the borrower’s ability to make full repayment if the weaknesses are not corrected. The loan may contain a flaw, which could impact the borrower’s ability to repay, or the borrower’s continuance as a “going concern”. When collateral values are not sufficient to secure the loan and other weaknesses are present, the loan may be rated substandard. A loan will also be graded substandard when full repayment is expected, but it must come from the liquidation of collateral. One to four-family residential real estate loans and home equity loans that are past due 90 days or more with loan-to-value ratios greater than 60 percent are classified as substandard.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2018 and 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
June 30, 2018
Pass	$24,507	$1,941	$1,840	$2,855	$31,143
Special mention	-	-	-	-	-
Substandard	620	38	87	-	745
Doubtful	-	-	-	-	-

Total	$25,127	$1,979	$1,927	$2,855	$31,888

June 30, 2017
Pass	$22,824	$2,989	$1,670	$3,609	$31,092
Special mention	-	-	-	-	-
Substandard	776	70	13	2	861
Doubtful	-	-	-	-	-

Total	$23,600	$3,059	$1,683	$3,611	$31,953

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2018 and 2017:

							Total Loans
			90 Days and				90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
	(In thousands)
June 30, 2018
Real estate
1-4 family residential	$271	$3	$65	$339	$24,788	$25,127	$-
Home equity lines of credit	-	4	-	4	1,975	1,979	-
Commercial and multi-family	74	-	13	87	1,840	1,927	-
Consumer and other	12	34	-	46	2,809	2,855	-

Total	$357	$41	$78	$476	$31,412	$31,888	$-

June 30, 2017
Real estate
1-4 family residential	$-	$127	$65	$192	$23,408	$23,600	$-
Home equity lines of credit	-	11	-	11	3,048	3,059	-
Commercial and multi-family	-	-	13	13	1,670	1,683	-
Consumer and other	-	-	-	-	3,611	3,611	-

Total	$-	$138	$78	$216	$31,737	$31,953	$-

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following tables present impaired loans as of and for the years ended June 30, 2018 and 2017:

	As of and for the year ended June 30, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$305	$305	$-	$296	$-
Home equity lines of credit	5	5	-	6	-
Commercial and multi-family	87	87	-	78	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	69	71	7	71	4
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$466	$468	$7	$451	$4

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

	As of and for the year ended June 30, 2017
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$319	$319	$-	$313	$1
Home equity lines of credit	17	17	-	19	-
Commercial and multi-family	13	13	-	3	-
Consumer and other	2	2	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	92	94	9	96	4
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$443	$445	$9	$431	$5

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Interest income recognized on a cash basis was not materially different than interest income recognized.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The following table presents the Company’s nonaccrual loans at June 30, 2018 and 2017. The table excludes performing troubled debt restructurings.

	2018	2017
	(In thousands)
Real estate
1-4 family residential	$305	$337
Home equity lines of credit	5	17
Commercial and multi-family	87	13
Consumer and other	-	2

Total nonaccrual	$397	$369

At June 30, 2018 and 2017, the Company had certain loans that were modified, in previous years, in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $69,000 and $85,000 at June 30, 2018 and 2017, respectively. Troubled debt restructured loans had specific allowances totaling $7,000 at June 30, 2018 and $6,000 at June 30, 2017. The Company had no commitments to lend additional funds on troubled debt restructured loans at June 30, 2018 and 2017.

The Company did not modify or identify any loans as troubled debt restructurings during the years ended June 30, 2018 and 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,
	2018	2017
	(In thousands)

Land	$62	$62
Buildings and improvements	916	905
Furniture and equipment	335	336

	1,313	1,303
Less accumulated depreciation	891	845

Net premises and equipment	$422	$458

Note 5:	Foreclosed Assets

Foreclosed assets activity for the years ended June 30, 2018 and 2017 was as follows:

	2018	2017
	(In thousands)

Beginning balance	$17	$34
Loans transferred to foreclosed assets	-	-
Direct writedowns	(8)	(2)
Basis of foreclosed assets sold	-	(15)

Ending balance	$9	$17

Expenses related to foreclosed assets for the years ended June 30, 2018 and 2017 include:

Net gain on sales	$-	$29
Provision for unrealized impairment losses	(8)	(2)
Operating expenses, net of rental income	(1)	(12)

Net (expense) income from foreclosed assets	$(9)	$15

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The Company had a valuation allowance on foreclosed assets of $8,000 and $2,000 at June 30, 2018 and 2017, respectively.

Note 6:	Bank Owned Life Insurance

During the year ended June 30, 2018, the Bank invested in a whole life insurance contract on the life of the current executive officer who has provided positive consent allowing the Bank to be named beneficiary of this insurance contract. This policy is recorded at its cash surrender value. This contract is an insurance product of Great-West Life & Annuity. As of June 30, 2018, this policy has a stated aggregate death benefit of $2.5 million and aggregate cash surrender value of $769,000.

The initial policy was funded by a premium payment of $750,000. Cash surrender value increases to the carrying amount of the policy is recognized as income of $19,000 for the year ended June 30, 2018.

Note 7:	Time Deposits

The Company had one time deposit of $250,000 or more at June 30, 2018, the balance of which was $510,000, and one time deposit of $250,000 or more at June 30, 2017, the balance of which was $504,000.

At June 30, 2018, the scheduled maturities of time deposits were as follows:

June 30,
2018
(In thousands)

One year or less	$3,348
Over one year to two years	2,123
Over two years to three years	1,211
Over three years to four years	1,096
Over four years to five years	148
Thereafter	-

$7,926

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Interest expense on deposits was as follows for the years ended June 30, 2018 and 2017:

	For the years ended
	June 30,
	2018	2017
	(In thousands)

Interest-bearing demand	$4	$4
Savings and money market	62	64
Time	60	57

	$126	$125

Note 8:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances consisted of the following components at June 30, 2018 and 2017:

		June 30,
Interest rate	Stated Maturities	2018	2017
		(In thousands)

0.57%-4.12%	One year or less	$1,000	$3,500
4.12%	Over one year to two years	-	1,000

		$1,000	$4,500

At June 30, 2018, the scheduled payments of advances were as follows:

June 30, 2018
(In thousands)
Payments due in years ending June 30,
2019	$1,000

$1,000

The Company’s advances are at fixed and variable rates of interest. The advances are secured by a blanket pledge of the Company’s eligible mortgage loans, totaling $23.0 million at June 30, 2018, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment.

In addition, the Company has lines of credit arrangements with the FHLB, the Federal Reserve Bank, and United Bankers Bank totaling $2.0 million, $192,000 and $4.2 million, respectively, at June 30, 2018, and with the FHLB, the Federal Reserve Bank, and Comerica Bank totaling $2.0 million, $745,000 and $300,000, respectively, at June 30, 2017. No borrowing was outstanding under these lines of credit at either June 30, 2018 or 2017. At June 30, 2018, the Company had the ability to borrow an additional $15.2 million of advances from the FHLB, including the $2.0 million line of credit.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 9:	Income Taxes

Income tax expense (benefit) for the years ended June 30, 2018 and 2017 was as follows:

	Years Ended June 30,
	2018	2017
	(In thousands)

Federal - current	$-	$-
Federal - deferred	(227)	(88)

Total	$(227)	$(88)

A reconciliation of the federal income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense for the years ended June 30, 2018 and 2017 is shown below:

	Years Ended June 30,
	2018	2017
	(In thousands)

Computed at statutory rate	$(261)	$(75)
Increase (decrease) resulting from:
Tax exempt income	(15)	(17)
Nondeductible expenses	1	2
Other	(9)	2
Effect of the Tax Act	57	-

Total income tax benefit	$(227)	$(88)

Effective tax rate	(18.3)%	(39.6)%

Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. As a result, the adjustment of deferred taxes in the amount of $57,000, due to the reduction of the historical corporate income tax rate to the newly enacted corporate income tax rate of 21%, is required to be included in income from continuing operations.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The composition of the Company’s net deferred tax assets (liabilities) at June 30, 2018 and 2017 is as follows:

	June 30,
	2018	2017
	(In thousands)
Deferred tax assets
Allowance for loan losses	$53	$86
Charitable contributions carryforward	7	6
Net operating loss carry forward	395	268
Unrealized losses on available-for-sale securities	25	-

Total deferred tax assets	480	360

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(129)	(209)
Book/tax depreciation differences	(14)	(26)
Cash versus accrual basis of accounting	(14)	(59)
Unrealized gains on available-for-sale securities	-	(12)

Total deferred tax liabilities	(157)	(306)

Net deferred tax assets	$323	$54

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

The Company’s net operating loss, as of June 30, 2018, of approximately $1.9 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending 2034.

In addition, the Company has charitable contribution carryovers of $33,000 that can be deducted against future taxable income. These carryover amounts begin to expire in the year ending 2020.

Retained earnings at both June 30, 2018 and 2017, includes approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $191,000 and $309,000 at June 30, 2018 and 2017, respectively.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

As of June 30, 2018 and 2017, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax and Ohio financial institutions tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years ended prior to June 30, 2015.

Note 10:	Regulatory Matters

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

Management believes, as of June 30, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of June 30, 2018 and 2017, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier 1 capital, and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018
Total Capital
(to Risk-Weighted Assets)
Company	$8,634	37.0%	$1,868	8.0%	N/A	N/A
Bank	$7,849	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,401	6.0%	N/A	N/A
Bank	$7,596	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,051	4.5%	N/A	N/A
Bank	$7,596	32.5%	$1,051	4.5%	$1,517	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$8,381	16.4%	$2,047	4.0%	N/A	N/A
Bank	$7,596	14.8%	$2,047	4.0%	$2,559	5.0%

As of June 30, 2017
Total Capital
(to Risk-Weighted Assets)
Company	$9,621	39.1%	$1,970	8.0%	N/A	N/A
Bank	$8,560	34.8%	$1,970	8.0%	$2,463	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,478	6.0%	N/A	N/A
Bank	$8,307	33.7%	$1,478	6.0%	$1,970	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$9,368	38.0%	$1,108	4.5%	N/A	N/A
Bank	$8,307	33.7%	$1,108	4.5%	$1,601	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$9,368	16.9%	$2,211	4.0%	N/A	N/A
Bank	$8,307	15.0%	$2,211	4.0%	$2,764	5.0%

The Bank is subject to certain restrictions on the amounts of dividends that it may declare without prior regulatory approval. Generally, the Bank’s payment of dividends is limited to net income for the current year plus the two preceding calendar years, less capital distributions paid over the comparable time period. At June 30, 2018, $-0- was available for dividend declaration by the Bank without prior regulatory approval as long as the equity capital is not reduced to a balance below the required liquidation account amount.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 11:	Related Party Transactions

At June 30, 2018 and 2017, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $22,000 and $27,000, respectively. During the year ended June 30, 2018, no loans were originated to related parties and principal repayments from related parties totaled $5,000.

At June 30, 2018 and 2017, the Company had deposits from certain officers, directors and other related interests totaling approximately $404,000 and $427,000, respectively.

Note 12:	Benefit Plans and Employment Agreement

Employment Agreement

The Bank entered into an employment agreement with the President and Chief Executive Officer, under which, upon consummation of the conversion, Community Savings Bancorp, Inc. acts as a guarantor. The employment agreement has an initial term of three years. Commencing as of January 1, 2018, and as of each subsequent January 1 thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years. In addition to a base salary, the agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive and other employees. Additionally, the employment agreement provides for certain educational expenses incurred in an amount not to exceed $30,000. The Bank may terminate employment for cause at any time, in which event the Officer would have no right to receive compensation or other benefits for any period after his termination of employment. However, certain events resulting in the Officer’s termination or resignation entitle him to payments of severance benefits, such as a cash lump sum equal to the base salary and bonuses he would have earned for the remaining unexpired term of the employment agreement, as well as continual coverage of certain employee benefits for the remaining unexpired term of the employment agreement. The maximum potential amount of severance benefits that the Bank would be required to pay out in the event of the Officer’s termination or resignation cannot be determined at this time due to unknown factors related to future bonuses and employee benefits, however the minimum potential pay out based on the Officer’s base salary is estimated to be $360,000 at June 30, 2018.

Equity Incentive Plan

On February 19, 2018, the Board of Directors adopted the Community Savings Bancorp, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved by shareholders at the Company’s Annual Meeting held on February 19, 2018. The Equity Incentive Plan reserves for issuance 61,780 shares of the Company’s common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the Equity Incentive Plan pursuant to the exercise of stock options is 44,129 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 17,651 shares. As of June 30, 2018, no restricted stock options have been awarded.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute up to 15% of their compensation. After a Plan amendment effective January 1, 2017, the Company matches 100% of the first 3% and 50% of the next 3% contributed by the employee. Expense recognized in connection with the plan totaled approximately $12,000 and $11,000 for the years ended June 30, 2018 and 2017, respectively.

Pentegra DB Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions Retirement Fund (the “Pentegra DB Plan”), a tax qualified multi-employer pension plan. The Pentegra DB Plan provides defined benefits to substantially all of the Company’s employees.

The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan number is 333. The Pentegra DB Plan operates a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). There are no collective bargaining agreements in place which require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under IRC Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded status (fair value of the Pentegra DB Plan assets divided by the funding target) based on an actuarial valuation report was 95.5% and 93.8% as of June 30, 2018 and 2017, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company recognized $866,000 and $103,000 in pension expense for the years ended June 30, 2018 and 2017, respectively. The Company made $858,000 and $119,000 in contributions to the Pentegra DB Plan for the years ended June 30, 2018 and 2017, respectively. The Bank intends to withdraw as a participant from the Pension Plan. The actual cost to withdraw from the plan is primarily dependent on the value of the Pension Plan’s assets and interest rates at the time of termination.

Note 13:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion completed on January 10, 2017, 32,688 shares of common stock were purchased by the Community Savings Employee Stock Ownership Plan (ESOP) with a loan from Community Savings Bancorp, Inc., which will be repaid principally through Plan contributions and dividends payable on common stock held by the Plan over the anticipated 20-year term of the loan at the prime interest rate published in The Wall Street Journal adjusted the first day of each calendar year, 4.50% and 3.75% at June 30, 2018 and 2017, respectively. All employees of the Bank who have attained age 21 and have completed one year of service are eligible to participate in the ESOP. A year of service is generally a twelve-month period in which an employee works at least 1,000 hours. The purchased shares have been placed in an unallocated suspense account, and will be released from the suspense account on a pro-rata basis as the loan is repaid. The released shares will be allocated among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a 5-year period. There were 1,634 shares and -0- shares released and allocated to ESOP plan participants during the years ended June 30, 2018 and 2017, respectively.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Under applicable accounting requirements, the Bank records a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account to the participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in earnings of the Company. ESOP expense for the years ended June 30, 2018 and 2017 was $12,000 and $11,000, respectively.

The stock price at the formation date was $10.00 per share. The aggregate fair value of the 31,054 unallocated shares was $453,000 based on the $14.60 per share closing price of our common stock on June 30, 2018.

Note 14:	Commitments and Credit Risk

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

At June 30, 2018, the Company had outstanding commitments to originate loans aggregating approximately $126,000, comprised of fixed-rate loans with interest rates ranging from 5.38% to 5.50%. In addition, at June 30, 2018, the Company had commitments under undisbursed construction loans totaling $538,000 and commitments under home equity lines of credit totaling $1.9 million.

At June 30, 2017, the Company had outstanding commitments to originate loans aggregating approximately $104,000, comprised of fixed-rate loans, with interest rates ranging from 3.63% to 8.85%. In addition, at June 30, 2017, the Company had commitments under undisbursed construction loans totaling $323,000 and commitments under home equity lines of credit totaling $2.0 million.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 15:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,192	$-	$4,192	$-
Collateralized mortgage obligations of government sponsored entities - residential	214	-	214	-
State and political subdivisions
Taxable	813	-	813	-
Nontaxable	1,432	-	1,432	-

	$6,651	$-	$6,651	$-

June 30, 2017
Mortgage-backed securities of U.S. government sponsored entities - residential	$5,613	$-	$5,613	$-
Collateralized mortgage obligations of government sponsored entities - residential	313	-	313	-
State and political subdivisions
Taxable	1,393	-	1,393	-
Nontaxable	1,479	-	1,479	-

	$8,798	$-	$8,798	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2018 and 2017.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2018 and 2017:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2018
Impaired loans
Real estate
1-4 family residential	$62	$-	$-	$62
Forclosed assets
Residential real estate	$9	$-	$-	$9

June 30, 2017
Impaired loans
Real estate
1-4 family residential	$83	$-	$-	$83
Foreclosed assets
Residential real estate	$17	$-	$-	$17

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals, which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
June 30, 2018
Impaired loans (collateral dependent) - residential real estate	$62	Sales comparison approach	Adjustment for differences between the comparable real estate sales	13%
Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustment for differences between the comparable real estate sales	52%

June 30, 2017
Impaired loans (collateral dependent) - residential real estate	$83	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%
Foreclosed assets - residential real estate	$17	Sales comparison approach	Adjustment for differences between the comparable real estate sales	10%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and 2017.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
			(In thousands)
June 30, 2018
Financial assets
Cash and cash equivalents	$4,304	$4,304	$-	$-	$4,304
Interest-earning time deposits	4,595	4,595	-	-	4,595
Other investment securities	940	-	-	940	940
Loans, net	31,635	-	-	32,195	32,195
Accrued interest receivable	135	-	135	-	135
Bank owned life insurance	769	-	769	-	769
Financial liabilities
Deposits	40,399	32,473	7,682	-	40,155
Federal Home Loan Bank advances	1,000	-	1,008	-	1,008
Payments by borrowers for taxes and insurance	92	-	92	-	92

June 30, 2017
Financial assets
Cash and cash equivalents	$8,699	$8,699	$-	$-	$8,699
Interest-earning time deposits	4,580	4,580	-	-	4,580
Other investment securities	940	-	-	940	940
Loans, net	31,700	-	-	32,869	32,869
Accrued interest receivable	152	-	152	-	152
Financial liabilities
Deposits	41,519	33,384	8,014	-	41,398
Federal Home Loan Bank advances	4,500	-	4,536	-	4,536
Payments by borrowers for taxes and insurance	88	-	88	-	88

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

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

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates the cash surrender value of policies, resulting in a level 2 classification.

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

Years Ended June 30, 2018 and 2017

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

Note 16:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2018 and 2017 are as follows:

	Year Ended June 30,
	2018	2017
	(In thousands)
Beginning balance	$25	$88

Other comprehensive income (loss) before tax effect	(156)	(96)

Tax effect	42	33

Net current period other comprehensive income (loss)	(114)	(63)

Reclassification of certain tax effects from accumulated other comprehensive income	(5)	-

Ending balance	$(94)	$25

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. Early adoption is permitted and as a result the Company reclassified $5,000 from accumulated other comprehensive income to retained earnings as of January 1, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 17:	Recent Accounting Pronouncements

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

Years Ended June 30, 2018 and 2017

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

The amendments in ASU 2016-02 are effective, as to the Company, for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements, which allows for an optional transition method to adopt the new leases standard. The optional transition method allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s financial statements.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

Note 18:	Change in Corporate Form

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

Note 19:	Condensed Financial Information – Parent Company Only

The following are condensed parent company only financial statements for Community Savings Bancorp, Inc. For the year ended June 30, 2017, since the formation of Community Savings Bancorp, Inc. was completed on January 10, 2017, the financial information reflected in the Condensed Statements of Operations and the Condensed Statements of Cash Flows is for the period January 10, 2017 to June 30, 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

CONDENSED BALANCE SHEETS

(In thousands)

	June 30,
	2018	2017
Assets
Cash and due from banks (all from subsidiary)	$505	$735
Investment in subsidiary (equity basis)	7,504	8,331
Loan to subsidiary receivable	315	327
Total assets	$8,324	$9,393

Liabilities and shareholders' equity
Total liabilities	$37	$-
Total shareholders' equity	8,287	9,393
Total liabilities and shareholders' equity	$8,324	$9,393

CONDENSED STATEMENTS OF OPERATIONS

(In thousands)

		For Period
	For Year Ended	January 10 to
	June 30, 2018	June 30, 2017
Total income	$12	$-
Total expense	$288	$-
Loss before income tax expense and equity in undistributed earnings of subsidiary	(276)	-
Income tax expense	-	-
Loss before equity in undistributed earnings of subsidiary	(276)	-
Equity in undistributed earnings (loss) of subsidiary	(738)	(134)
Net income (loss)	$(1,014)	$(134)

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2018 and 2017

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

		For Period
	For Year Ended	January 10 to
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income (loss)	$(1,014)	$(134)
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in undistributed (earnings) loss of subsidiary	738	134
ESOP shares earned	22	-
(Increase) decrease in loan to subsidiary receivable	12	(327)
Increase (decrease) in other liabilities	12	-
Net cash flows used in operating activities	(230)	(327)

Cash flows from investing activities
Investment in subsidiary	-	(2,200)
Net cash used in investing activities	-	(2,200)

Cash flows from financing activities
Proceeds from sale of common stock	-	2,935
Proceeds from sale of common stock - ESOP	-	327
Net cash flows provided by financing activities	-	3,262
Net increase (decrease) in cash and cash equivalents	(230)	735
Cash and cash equivalents at beginning of period	735	-
Cash and cash equivalents at end of period	$505	$735

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Savings Bancorp, Inc.

Date: September 28, 2018	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Alvin B. Parmiter	President, Chief Executive Officer and Director	September 28, 2018
Alvin B. Parmiter	(Principal Executive Officer)

/s/Sherman Crum	Controller	September 28, 2018
Sherman Crum	(Principal Financial and Accounting Officer)

/s/Michael Schott	Chairman of the Board	September 28, 2018
Michael Schott

/s/Brian Shanahan	Director	September 28, 2018
Brian Shanahan

/s/Dominic Crock	Director	September 28, 2018
Dominic Crock

/s/Scott Wright	Director	September 28, 2018
Scott Wright

EXHIBIT INDEX

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*
3.2	Bylaws of Community Savings Bancorp, Inc.*
4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*
10.1	Employment Agreement of Alvin B. Parmiter*
10.2	Salary Continuation Agreement for Alvin B. Parmiter*
21	Subsidiaries
23	Consent of Auditor
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	INS XBRL Instance
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation
101	DEF XBRL Taxonomy Extension Definition
101	LAB XBRL Taxonomy Extension Label
101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.