Form 10-Q
period 2018-09-30
Community Savings Bancorp, Inc.
filed 2018-11-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of November 13, 2018, the latest practicable date, 441,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2018 and June 30, 2018

(In thousands except share data)

	September 30,	June 30,
	2018	2018
	(Unaudited)
Assets

Cash and due from banks	$1,588	$2,222
Interest-earning demand deposits in other financial institutions	711	2,082

Cash and cash equivalents	2,299	4,304

Interest-earning time deposits in other financial institutions	4,595	4,595
Investment securities available-for-sale, at fair value	6,205	6,651
Other investment securities	940	940
Loans	34,116	31,888
Less: allowance for loan losses	(253)	(253)
Loans, net	33,863	31,635
Premises and equipment, net	414	422
Foreclosed assets, net	9	9
Accrued interest receivable	141	135
Bank owned life insurance	775	769
Other assets	487	508

Total assets	$49,728	$49,968

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,218	$10,406
Savings and money market	22,614	22,067
Time	7,289	7,926

Total deposits	40,121	40,399

Federal Home Loan Bank advances	1,000	1,000
Payments by borrowers for taxes and insurance	155	92
Other liabilities	231	190

Total liabilities	41,507	41,681

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 441,290 shares issued and outstanding as of June 30, 2018 and 2017, respectively	4	4
Additional paid in capital	3,264	3,264
Unearned employee stock ownership plan (ESOP) shares	(311)	(311)
Retained earnings	5,378	5,424
Accumulated other comprehensive loss	(114)	(94)

Total shareholders' equity	8,221	8,287

Total liabilities and shareholders' equity	$49,728	$49,968

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

For the Three Months Ended September 30, 2018 and 2017

(In thousands except share data)

	Three Months Ended September 30,
	2018	2017
	(Unaudited)
Interest Income
Loans, including fees	$377	$346
Taxable securities	25	31
Tax exempt securities	10	10
Interest-earning deposits	51	39

Total interest income	463	426

Interest Expense
Deposits	30	32
Federal Home Loan Bank advances	10	15

Total interest expense	40	47

Net Interest Income	423	379

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	423	379

Noninterest Income
Service charges and fees	81	65
Increase in cash surrender value-bank owned life insurance	6	1
Other income	4	-

Total noninterest income	91	66

Noninterest Expense
Salaries, employee benefits, and directors fees	212	223
Occupancy and equipment	34	25
Data processing	81	86
Correspondent bank service charges	55	54
Franchise taxes	18	13
FDIC insurance premiums	5	3
Professional services	84	80
Advertising	7	7
Office supplies	22	25
Other expense	52	39

Total noninterest expense	570	555

Loss Before Federal Income Tax Benefit	(55)	(110)

Federal Income Tax Benefit	(9)	(31)

Net loss	$(46)	$(79)

Loss per share - basic and diluted	$(0.11)	$(0.20)

Weighted-average shares outstanding - basic and diluted	410,236	408,602

See Notes to Condensed Consolidated Financial Statements

4

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

For the Three Months Ended September 30, 2018 and 2017

(In thousands)

	Three Months Ended September 30,
	2018	2017
	(Unaudited)

Net loss	$(46)	$(79)

Other comprehensive loss:
Unrealized holding losses on securities available for sale	$(25)	(10)

Tax effect	5	3

Total other comprehensive loss	(20)	(7)

Comprehensive loss	$(66)	$(86)

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018 and 2017

(In thousands)

Three Months Ended September 30, 2018
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Loss	Total

Balance at July 1, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

Net loss	-	-	-	-	(46)	-	(46)

Other comprehensive loss	-	-	-	-	-	(20)	(20)

Balance at September 30, 2018	$-	$4	$3,264	$(311)	$5,378	$(114)	$8,221

Three Months Ended September 30, 2017
						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
				(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(79)	-	(79)

Other comprehensive loss	-	-	-	-	-	(7)	(7)

Balance at September 30, 2017	$-	$4	$3,258	$(327)	$6,354	$18	$9,307

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2018 and 2017

(In thousands)

	Three Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(46)	$(79)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17	17
Deferred income tax expense	(35)	(31)
Amortization of premiums and discounts on securities, net	21	35
Net changes in:
Accrued interest receivable	(6)	15
Bank owned life insurance-cash surrender value	(6)	(1)
Other assets	60	57
Other liabilities	43	69

Net cash provided by operating activities	48	82

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	-	(502)
Principal repayments of available for sale mortgage-backed securities	399	535
Net change in loans	(2,228)	(505)
Purchase of premises and equipment	(9)	-
Purchase of bank owned life insurance	-	(750)

Net cash used in investing activities	(1,838)	(1,222)

Cash Flows from Financing Activities
Net change in deposits	(278)	(1,483)
Repayment of Federal Home Loan Bank advances	-	(3,500)
Payments by borrowers for taxes and insurance	63	68

Net cash used in financing activities	(215)	(4,915)

Net Change in Cash and Cash Equivalents	(2,005)	(6,055)

Beginning Cash and Cash Equivalents	4,304	8,699

Ending Cash and Cash Equivalents	$2,299	$2,644

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
Interest on deposits and borrowings	$40	$47

See Notes to Condensed Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1:    Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the stock holding company for Community Savings (the “Bank”) following its mutual-to-stock conversion. The conversion was completed effective January 10, 2017.  The Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the three months ended September 30, 2018 and 2017. All interim amounts have not been audited and the results of operations for the three months ended September 30, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The accompanying consolidated balance sheet as of June 30, 2018 has been derived from audited financial statements included in the Company’s Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2018 included in the Company’s Form 10-K.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2018 and at June 30, 2018, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 2:   Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,878	$4	$(105)	$3,777
Collateralized mortgage obligations of government sponsored entities - residential	205	1	(6)	200
State and political subdivisions
Taxable	812	1	(3)	810
Nontaxable	1,454	-	(36)	1,418

	$6,349	$6	$(150)	$6,205

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,280	$6	$(94)	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	1	(5)	214
State and political subdivisions
Taxable	815	1	(3)	813
Nontaxable	1,457	1	(26)	1,432

	$6,770	$9	$(128)	$6,651

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$552	$552
One to five years	-	-
Five to ten years	289	286
Beyond ten years	1,425	1,390

	2,266	2,228
Mortgage-backed securities of U.S. government sponsored entities - residential	3,878	3,777
Collateralized mortgage obligations of government sponsored entities - residential	205	200

Totals	$6,349	$6,205

The Company had no sales of investment securities during the three-month periods ended September 30, 2018 and 2017.

The Company had pledged $1.6 million and $1.7 million of its investment securities at September 30, 2018 and June 30, 2018, respectively, and $635,000 of interest-earning time deposits at September 30, 2018 and June 30, 2018. The Company also had pledged $125,000 of interest-earning demand deposits at September 30, 2018 and June 30, 2018, primarily to secure public deposits.

The Company’s other investment securities consist of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both September 30, 2018 and June 30, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and June 30, 2018:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,139	$(14)	$2,235	$(91)	$3,374	$(105)
Collateralized mortgage obligations of government sponsored entities - residential	-	-	115	(6)	115	(6)
State and political subdivisions
Taxable	-	-	507	(3)	507	(3)
Nontaxable	861	(7)	357	(29)	1,218	(36)

	$2,000	$(21)	$3,214	$(129)	$5,214	$(150)

June 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,777	$(31)	$1,568	$(63)	$3,345	$(94)
Collateralized mortgage obligations of government sponsored entities - residential	121	(5)	-	-	121	(5)
State and political subdivisions
Taxable	-	-	510	(3)	510	(3)
Nontaxable	531	(3)	363	(23)	894	(26)

	$2,429	$(39)	$2,441	$(89)	$4,870	$(128)

Other-than-temporary Impairment

At September 30, 2018 and June 30, 2018, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. At September 30, 2018 there were a total of twenty-six securities in a loss position. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018 and June 30, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2018 and June 30, 2018 include:

	September 30,	June 30,
	2018	2018
	(In thousands)
Real estate
One- to four-family residential	$24,811	$25,127
Home equity lines of credit	1,919	1,979
Commercial and multi-family	1,903	1,927
Consumer and other	5,483	2,855

Total loans	34,116	31,888

Allowance for loan losses	(253)	(253)

Net loans	$33,863	$31,635

The premium on loans purchased is included in the loan balances of consumer and other. The amounts of the premiums were $73,000 and $81,000 at September 30, 2018 and June 30, 2018, respectively.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2018 and the recorded investment in loans and impairment method as of September 30, 2018:

	September 30, 2018
	Real Estate
	1-4 Family Residential	Home Equity Lines of Credit	Commercial and Multi- Family	Consumer and Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Balance, July 1, 2018	$171	$13	$10	$23	$36	$253
Provision for loan losses	(13)	-	-	24	(11)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2018	$158	$13	$10	$47	$25	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$7	$-	$-	$-	$-	$7

Ending balance, collectively evaluated for impairment	$151	$13	$10	$47	$25	$246

Loans:
Ending balance	$24,811	$1,919	$1,903	$5,483		$34,116

Ending balance; individually evaluated for impairment	$406	$5	$85	$-		$496

Ending balance; collectively evaluated for impairment	$24,405	$1,914	$1,818	$5,483		$33,620

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2017:

	September 30, 2017
	Real Estate
	1-4 Family Residential	Home Equity Lines of Credit	Commercial and Multi- Family	Consumer and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017
Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	42	$253
Provision for loan losses	10	(6)	1	-	(5)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2017	$172	$15	$9	$20	$37	$253

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2018:

	June 30, 2018
	Real Estate
	1-4 Family Residential	Home Equity Lines of Credit	Commercial and Multi- Family	Consumer and Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$7	$-	$-	$-	$-	$7

Ending balance, collectively evaluated for impairment	$164	$13	$10	$23	$36	$246

Loans:
Ending balance	$25,127	$1,979	$1,927	$2,855		$31,888

Ending balance; individually evaluated for impairment	$366	$5	$87	$-		$458

Ending balance; collectively evaluated for impairment	$24,761	$1,974	$1,840	$2,855		$31,430

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2018 and June 30, 2018:

	Real Estate
	1-4 Family Residential	Home Equity Lines of Credit	Commercial and Multi- Family	Consumer and Other	Total
	(In thousands)
September 30, 2018
Pass	$24,105	$1,868	$1,818	$5,483	$33,274
Special mention	-	-	-	-	-
Substandard	706	51	85	-	842
Doubtful	-	-	-	-	-

Total	$24,811	$1,919	$1,903	$5,483	$34,116

June 30, 2018
Pass	$24,507	$1,941	$1,840	$2,855	$31,143
Special mention	-	-	-	-	-
Substandard	620	38	87	-	745
Doubtful	-	-	-	-	-

Total	$25,127	$1,979	$1,927	$2,855	$31,888

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and June 30, 2018:

							Total Loans
			90 Days and				90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans	Greater and
	Past Due	Past Due	Past Due	Past Due	Current	Receivable	Accruing
	(In thousands)
September 30, 2018
Real estate
1-4 family residential	$447	$59	$176	$682	$24,129	$24,811	$-
Home equity lines of credit	4	8	-	12	1,907	1,919	-
Commercial and multi-family	72	-	13	85	1,818	1,903	-
Consumer and other	27	-	-	27	5,456	5,483	-

Total	$550	$67	$189	$806	$33,310	$34,116	$-

June 30, 2018
Real estate
1-4 family residential	$271	$3	$65	$339	$24,788	$25,127	$-
Home equity lines of credit	-	4	-	4	1,975	1,979	-
Commercial and multi-family	74	-	13	87	1,840	1,927	-
Consumer and other	12	34	-	46	2,809	2,855	-

Total	$357	$41	$78	$476	$31,412	$31,888	$-

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three months ended September 30, 2018:

				For the Three Months Ended
	As of September 30, 2018			September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$339	$339	$-	$328	$-
Home equity lines of credit	5	5	-	5	-
Commercial and multi-family	85	85	-	85	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	68	71	7	71	1
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$497	$500	$7	$489	$1

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2018 and for the three months ended September 30, 2017:

				For the Three Months Ended
	As of June 30, 2018			September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$305	$305	$-	$307	$-
Home equity lines of credit	5	5	-	16	-
Commercial and multi-family	87	87	-	92	-
Consumer and other	-	-	-	4	-

Loans with an allowance recorded:
Real estate
1-4 family residential	69	71	7	90	1
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$466	$468	$7	$509	$1

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.  Interest income recognized on a cash basis was not materially different than interest income recognized.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2018 and June 30, 2018. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2018	2018
	(In thousands)
Real estate
1-4 family residential	$339	$305
Home equity lines of credit	5	5
Commercial and multi-family	85	87
Consumer and other	-	-

Total nonaccrual	$429	$397

At September 30, 2018 and June 30, 2018, the Company had certain loans that were modified in previous years in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $68,000 and $69,000 at September 30, 2018 and June 30, 2018, respectively. Troubled debt restructured loans had specific allowances totaling $7,000 at September 30, 2018 and June 30, 2018, respectively. At September 30, 2018, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during either the three months ended September 30, 2018 or 2017.

The Company had no troubled debt restructurings modified during the twelve months ended September 30, 2018 or 2017 that subsequently defaulted during the three-month periods ended September 30, 2018 or 2017. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Management believes, as of September 30, 2018 and June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of September 30, 2018 and June 30, 2018, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018
Total Capital (to Risk-Weighted Assets)
Company	$8,581	36.8%	$1,868	8.0%	N/A	N/A
Bank	$7,844	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	$8,328	35.7%	$1,401	6.0%	N/A	N/A
Bank	$7,591	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Company	$8,328	35.7%	$1,052	4.5%	N/A	N/A
Bank	$7,591	32.5%	$1,052	4.5%	$1,517	6.5%

Leverage Capital (to Adjusted Average Total Assets)
Company	$8,328	16.3%	$2,047	4.0%	N/A	N/A
Bank	$7,591	14.8%	$2,047	4.0%	$2,559	5.0%

As of June 30, 2018
Total Capital (to Risk-Weighted Assets)
Company	$8,634	37.0%	$1,868	8.0%	N/A	N/A
Bank	$7,849	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,401	6.0%	N/A	N/A
Bank	$7,596	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,051	4.5%	N/A	N/A
Bank	$7,596	32.5%	$1,051	4.5%	$1,517	6.5%

Leverage Capital (to Adjusted Average Total Assets)
Company	$8,381	16.4%	$2,047	4.0%	N/A	N/A
Bank	$7,596	14.8%	$2,047	4.0%	$2,559	5.0%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,777	$-	$3,777	$-
Collateralized mortgage obligations of government sponsored entities - residential	200	-	200	-
State and political subdivisions
Taxable	810	-	810	-
Nontaxable	1,418	-	1,418	-

	$6,205	$-	$6,205	$-

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,192	$-	$4,192	$-
Collateralized mortgage obligations of government sponsored entities - residential	214	-	214	-
State and political subdivisions
Taxable	813	-	813	-
Nontaxable	1,432	-	1,432	-

	$6,651	$-	$6,651	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the three-month periods ended September 30, 2018 and 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2018 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2018
Impaired loans
Real estate
1-4 family residential	$61	$-	$-	$61
Forclosed assets
Residential real estate	$9	$-	$-	$9

June 30, 2018
Impaired loans
Real estate
1-4 family residential	$62	$-	$-	$62
Foreclosed assets
Residential real estate	$9	$-	$-	$9

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
September 30, 2018

Impaired loans (collateral dependent) - residential real estate	$61	Sales comparison approach	Adjustment for differences between the comparable real estate sales	13%

Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustment for differences between the comparable real estate sales	52%

June 30, 2018

Impaired loans (collateral dependent) - residential real estate	$62	Sales comparison approach	Adjustment for differences between the comparable real estate sales	13%

Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustment for differences between the comparable real estate sales	52%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and June 30, 2018.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
September 30, 2018
Financial assets
Cash and cash equivalents	$2,299	$2,299	$-	$-	$2,299
Interest-earning time deposits	4,595	4,595	-	-	4,595
Other investment securities	940	-	-	940	940
Loans, net	33,863	-	-	34,083	34,083
Accrued interest receivable	141	-	141	-	141
Bank owned life insurance	775	-	775	-	775
Financial liabilities
Deposits	40,121	32,831	7,056	-	39,887
Federal Home Loan Bank advances	1,000	-	1,004	-	1,004
Payments by borrowers for taxes and insurance	155	-	155	-	155

June 30, 2018
Financial assets
Cash and cash equivalents	$4,304	$4,304	$-	$-	$4,304
Interest-earning time deposits	4,595	4,595	-	-	4,595
Other investment securities	940	-	-	940	940
Loans, net	31,635	-	-	32,195	32,195
Accrued interest receivable	135	-	135	-	135
Bank owned life insurance	769	-	769	-	769
Financial liabilities
Deposits	40,399	32,473	7,682	-	40,155
Federal Home Loan Bank advances	1,000	-	1,008	-	1,008
Payments by borrowers for taxes and insurance	92	-	92	-	92

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Note 6:	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018	2017
	(In thousands)
Beginning balance	$(94)	$25

Other comprehensive loss before tax effect	(25)	(10)

Tax effect	5	3

Net current period other comprehensive loss	(20)	(7)

Ending balance	$(114)	$18

There were no material items reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations for the three months ended September 30, 2018 and 2017.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value. In August, 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement," which changes the fair value measurement disclosure requirements of ASC 820. The ASU amends ASC 820 to add, remove, and modify certain fair value measurement disclosure requirements, primarily related to Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. Management is evaluating the new ASU, but does not expect the ASU to have a material effect on the Company's financial position or results of operations.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Loss per share for the three months ended September 30, 2018 was $(0.11), calculated using 441,290 shares issued, less 31,054 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2018. Loss per share for the three months ended September 30, 2017 was $(0.20), calculated using 441,290 shares issued, less 32,688 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2017.

Note 9:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 for the three months ended September 30, 2018 and 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 31,054 unallocated shares was $450,000 based on the $14.50 closing price of our common stock on September 30, 2018.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition at September 30, 2018 and results of operations for the three months ended September 30, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Total Assets. Total assets decreased $240,000, or 0.5%, to $49.7 million at September 30, 2018 from $50.0 million at June 30, 2018. The decrease was due primarily to a decrease in cash and cash equivalents of $2.0 million, and a decrease of $445,000 in investment securities available-for-sale, partially offset by a $2.2 million increase in loans.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.0 million, or 46.5%, to $2.3 million at September 30, 2018. The decrease in cash and cash equivalents was due primarily to an increase in consumer loans of $2.2 million and $278,000 decrease in deposits, partially offset by a $445,000 decrease in investments available-for-sale securities.

Interest-earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions were $4.6 million at September 30, 2018 and June 30, 2018, respectively.

Securities available-for-sale. Investment securities available-for-sale decreased $445,000, or 6.7%, to $6.2 million at September 30, 2018 from $6.7 million at June 30, 2018. The decrease in securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $399,000.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Net Loans. Net loans increased $2.2 million, or 6.9%, to $33.9 million at September 30, 2018 from $31.6 million at June 30, 2018. The increase in net loans was due primarily to an increase of $2.6 million, or 92.0%, in consumer loans to $5.5 million at September 30, 2018 from $2.9 million at June 30, 2018, partially offset by a decrease of $316,000, or 1.3%, in one-to four-family mortgages to $24.8 million at September 30, 2018 from $25.1 million at June 30, 2018. Loans originated during the three months ended September 30, 2018 totaled $3.5 million, of which $2.9 million were auto loans and $608,000 were loans secured by one-to four-family residential real estate.

Deposits. Deposits decreased $278,000, or 0.7%, to $40.1 million at September 30, 2018 from $40.4 million at June 30, 2018. The decrease resulted primarily from a decrease in certificate of deposit accounts of $637,000, or 8.0%, and in demand deposit accounts of $188,000, or 1.8%, partially offset by an increase in savings and money market accounts of $546,000, or 2.5%.

Bank Owned Life Insurance. Cash surrender value of Bank Owned Life Insurance increased $6,000, or 0.8%, to $775,000 at September 30, 2018 from $769,000 at June 30, 2018.

FHLB Advances. FHLB advances were $1.0 million at September 30, 2018 and June 30, 2018, respectively.

Shareholders’ Equity. Shareholders’ equity decreased $66,000, or 0.8%, to $8.2 million at September 30, 2018 from $8.3 million at June 30, 2018. The decrease was due primarily to a net loss of $46,000 and a decrease in accumulated other comprehensive income of $20,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2018 and 2017

General. For the three months ended September 30, 2018, we had a net loss of $46,000 compared to a net loss of $79,000 for the three months ended September 30, 2017, a decrease in net loss of $33,000. The decrease in net loss resulted primarily from an increase in net interest income of $44,000, and an increase of $25,000 in noninterest income, which were offset in part by an increase of $15,000 in noninterest expense and a decrease of $22,000 in federal income tax benefits.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three month periods ended September 30, 2018 and 2017. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

	For the Three Months Ended September 30,
	2018			2017

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,560	$377	4.63%	$32,276	$346	4.29%
Investment securities	6,515	35	2.15%	8,566	41	1.91%
Other interest-earning assets (1)	7,769	51	2.62%	8,666	39	1.80%
Total interest-earning assets	46,844	463	3.96%	49,508	426	3.44%
Noninterest-earning assets	4,143			3,058
Allowance for loan losses	(253)			(253)
Total assets	$50,734			$52,313

Interest-bearing liabilities:
Demand accounts	$2,288	1	0.17%	$2,229	1	0.18%
Savings and money market accounts	22,446	15	0.27%	22,858	16	0.28%
Certificates of deposit	7,630	14	0.73%	8,203	15	0.73%
Total deposits	32,364	30	0.37%	33,290	32	0.38%
FHLB advances	1,000	10	4.00%	2,141	15	2.80%
Total interest-bearing liabilities	33,364	40	0.48%	35,431	47	0.53%
Noninterest-bearing liabilities	9,107			7,504
Total liabilities	42,471			42,935
Equity	8,263			9,378
Total liabilities and equity	$50,734			$52,313

Net interest income		$423			$379
Net interest rate spread (2)			3.48%			2.91%
Net interest-earning assets (3)	$13,480			$14,077
Net interest margin (4)			3.62%			3.06%
Average interest-earning assets to interest-bearing liabilities	140.40%			139.73%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Interest Income. Interest income increased $37,000, or 8.7%, to $463,000 for the three months ended September 30, 2018 from $426,000 for the three months ended September 30, 2017. The increase resulted primarily from a $31,000 increase in loan interest income and an increase of $12,000 in interest on other interest earning deposits, offset by a decrease of $6,000 in interest income from investment securities. The average balance of investment securities decreased $2.1 million, or 24.4%, to $6.5 million during the three months ended September 30, 2018 from $8.6 million during the three months ended September 30, 2017, which was partially offset by an increase in the average yield on investment securities of 24 basis points to 2.15% for the 2018 period from 1.91% for the 2017 period. The average balance of loans receivable increased $284,000, or 0.8%, to $32.6 million during the three months ended September 30, 2018 from $32.3 million during the three months ended September 30, 2017, while the average yield on loans increased 34 basis points to 4.63% during the three months ended September 30, 2018 from 4.29% during the year earlier period, reflecting higher market interest rates.

Interest Expense. Interest expense decreased $7,000, or 14.9%, to $40,000 for the three months ended September 30, 2018 from $47,000 for the three months ended September 30, 2017. Interest expense on deposits decreased $2,000, or 6.3%, to $30,000 for the three months ended September 30, 2018 from $32,000 for the three months ended September 30, 2017. The decrease was primarily due to a decrease in the average cost of deposits of one basis point to 0.37% from 0.38% for the three months ended September 30, 2018 and 2017, respectively, and a decrease of $926,000, or 2.8%, in the average balance of interest-bearing deposits to $32.4 million for the three month period in 2018 from $33.3 million for the comparable period in 2017. Interest expense on borrowings decreased $5,000, or 33.3%, to $10,000 for the three months ended September 30, 2018 from $15,000 for the three months ended September 30, 2017. The average balance of FHLB advances decreased $1.1 million, or 52.4%, to $1.0 million for the three months ended September 30, 2018 from $2.1 million at September 30, 2017 while the average cost of these advances increased 120 basis points to 4.00% from 2.80% period-to-period.

Net Interest Income. Net interest income increased $44,000, or 11.6%, to $423,000 for the three months ended September 30, 2018 from $379,000 for the three months ended September 30, 2017. Our net interest rate spread increased to 3.48% for the three months ended September 30, 2018 from 2.91% for the three months ended September 30, 2017, and our net interest margin increased to 3.62% for the three months ended September 30, 2018 from 3.06% for the comparable three-month period in 2017.

Provision for Loan Losses. The Company did not record a provision for loan losses for either of the three months ended September 30, 2018 or 2017. The allowance for loan losses was $253,000, or 0.74% of total loans at September 30, 2018, compared to $253,000, or 0.78% of total loans at September 30, 2017. Total nonperforming loans were $429,000 at September 30, 2018, compared to $454,000 at September 30, 2017. Classified (substandard, doubtful and loss) loans were $842,000 at September 30, 2018, compared to $994,000 at September 30, 2017, and total loans past due greater than 30 days were $806,000 and $407,000 at September 30, 2018 and 2017, respectively. The Bank had no net charge-offs during either of the three months ended September 30, 2018 and 2017. As a percentage of nonperforming loans, the allowance for loan losses was 59.0% at September 30, 2018 compared to 55.7% at September 30, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Noninterest Income. Noninterest income increased $25,000, or 37.9%, to $91,000 for the three months ended September 30, 2018 from $66,000 for the three months ended September 30, 2017. Service charges and fees were $81,000 during the three months ended September 30, 2018 compared to $65,000 for the same period in 2017.

Noninterest Expense. Noninterest expense increased $15,000, or 2.7%, to $570,000 for the three months ended September 30, 2018 compared to $555,000 for the three months ended September 30, 2017. Salaries and benefits decreased $11,000, or 4.9%, to $212,000 for the three months ended September 30, 2018 from $223,000 for the three months ended September 30, 2017. Data processing decreased by $5,000, or 5.8% and office supplies decreased $3,000, or 12.0%. Financial institution taxes increased $5,000, or 38.4%, primarily due to the increase in capital as a result of the initial stock offering. Occupancy and equipment increased $9,000 and professional services increased $4,000. Other expenses increased $13,000, or 33.3%, to $52,000 from $39,000 during the three months ended September 30, 2017, due primarily to an increase in loan expense of $10,000, most of which is associated with the startup of our new indirect auto lending program.

Federal Income Taxes. We recognized a federal income tax benefit of $9,000 for the three months ended September 30, 2018, compared to a tax benefit of $31,000 for the three months ended September 30, 2017, due primarily to the $55,000 decrease in the net loss before taxes period to period.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $47,000 and $82,000 for the three months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities was $(1.8 million) and $(1.2 million) for the three months ended September 30, 2018 and 2017, respectively. The change in cash flows in investing activities resulted primarily from the increase in net loans of $2.2 million, which were partially offset by principal repayments of mortgage backed securities of $399,000. Cash used in financing activities was $(214,000) and $(4.9 million) in the three months ended September 30, 2018 and 2017, respectively. This change resulted primarily from the repayments of FHLB advances of $3.5 million and a decrease in deposits of $1.5 million for the three months ended September 30, 2017.

Community Savings Bancorp, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At September 30, 2018, we had outstanding commitments to originate loans of $289,000, we had commitments under undisbursed construction loans of $787,000 and commitments under home equity lines of credit of $1.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2018 totaled $3.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2018, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

Community Savings Bancorp, Inc.

Date:	November 14, 2018	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	November 14, 2018	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

