Form 10-Q
period 2018-12-31
Community Savings Bancorp, Inc.
filed 2019-02-14
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐     No ☒

As of February 13, 2019, the latest practicable date, 419,290 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2018	2018
	(Unaudited)
Assets

Cash and due from banks	$896	$2,222
Interest-earning demand deposits in other financial institutions	7,373	2,082

Cash and cash equivalents	8,269	4,304

Interest-earning time deposits in other financial institutions	3,845	4,595
Investment securities available-for-sale, at fair value	5,797	6,651
Other investment securities	940	940
Loans	35,949	31,888
Less: allowance for loan losses	(253)	(253)
Loans, net	35,696	31,635
Premises and equipment, net	398	422
Foreclosed assets, net	88	9
Accrued interest receivable	134	135
Bank owned life insurance	781	769
Other assets	536	508

Total assets	$56,484	$49,968

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$9,611	$10,406
Savings and money market	28,747	22,067
Time	7,297	7,926

Total deposits	45,655	40,399

Federal Home Loan Bank advances	2,500	1,000
Payments by borrowers for taxes and insurance	251	92
Other liabilities	142	190

Total liabilities	48,548	41,681

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 419,290 shares issued and outstanding as of December 31, 2018 and 441,290 shares issued and outstanding as of June 30, 2018	4	4
Additional paid in capital	2,950	3,264
Unearned employee stock ownership plan (ESOP) shares	(311)	(311)
Retained earnings	5,354	5,424
Accumulated other comprehensive loss	(61)	(94)

Total shareholders' equity	7,936	8,287

Total liabilities and shareholders' equity	$56,484	$49,968

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(Unaudited)
Interest Income
Loans, including fees	$406	$371	$783	$717
Taxable securities	24	33	49	64
Tax exempt securities	10	10	20	20
Interest-earning deposits	46	39	97	78

Total interest income	486	453	949	879

Interest Expense
Deposits	31	32	61	64
Federal Home Loan Bank advances	13	11	23	26

Total interest expense	44	43	84	90

Net Interest Income	442	410	865	789

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	442	410	865	789

Noninterest Income
Service charges and fees	86	65	167	130
Gain on sale of foreclosed assets, net	11	-	11	-
Increase in cash surrender value-bank owned life insurance	6	6	12	7
Other operating	6	-	10	-

Total noninterest income	109	71	200	137

Noninterest Expense
Salaries, employee benefits and directors fees	228	215	440	438
Occupancy and equipment	32	23	66	48
Data processing	79	77	160	163
Correspondent bank service charges	61	57	116	111
Franchise taxes	19	13	37	26
FDIC insurance premiums	4	4	9	7
Professional services	65	117	149	197
Advertising	6	3	13	10
Office supplies	23	26	45	51
Other	64	41	115	80

Total noninterest expense	581	576	1,150	1,131

Loss Before Federal Income Tax Expense (Benefit)	(30)	(95)	(85)	(205)

Federal Income Tax Expense (Benefit)	(6)	18	(15)	(13)

Net loss	$(24)	$(113)	$(70)	$(192)

Loss per share - basic and diluted	$(0.06)	$(0.28)	$(0.17)	$(0.47)

Weighted-average shares outstanding - basic and diluted	402,903	408,602	406,569	408,602

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
	(Unaudited)

Net loss	$(24)	$(113)	$(70)	$(192)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$65	(65)	42	(75)

Tax effect	(12)	22	(9)	25

Total other comprehensive income (loss)	53	(43)	33	(50)

Comprehensive income (loss)	$29	$(156)	$(37)	$(242)

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands)

Six Months Ended December 31, 2018

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

Net loss	-	-	-	-	(70)	-	(70)

Other comprehensive income	-	-	-	-	-	33	33

Stock buyback (22,000 shares)	-	-	(314)	-	-	-	(314)

Balance at December 31, 2018	$-	$4	$2,950	$(311)	$5,354	$(61)	$7,936

Six Months Ended December 31, 2017

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(192)	-	(192)

Other comprehensive loss	-	-	-	-	-	(50)	(50)

Balance at December 31, 2017	$-	$4	$3,258	$(327)	$6,241	$(25)	$9,151

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended December 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(70)	$(192)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	34	35
Deferred income tax expense	(15)	(13)
Amortization of premiums and discounts on securities, net	37	64
Gain on repossession of foreclosed assets	(11)	-
Net changes in:
Accrued interest receivable	-	(6)
Bank owned life insurance-cash surrender value	(12)	(7)
Other assets	(10)	104
Other liabilities	(47)	50

Net cash provided by (used in) operating activities	(94)	35

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	750	(14)
Proceeds from maturities of available for sale securities	250	555
Principal repayments of available for sale mortgage-backed securities	608	827
Net change in loans	(4,140)	(837)
Purchase of premises and equipment	(9)	-
Purchase of bank owned life insurance	-	(750)

Net cash used in investing activities	(2,541)	(219)

Cash Flows from Financing Activities
Net change in deposits	5,255	(2,079)
Proceeds from Federal Home Loan Bank advances	1,500	-
Repayment of Federal Home Loan Bank advances	-	(3,500)
Payments by borrowers for taxes and insurance	159	145
Stock buyback	(314)	-

Net cash provided by (used in) financing activities	6,600	(5,434)

Net Change in Cash and Cash Equivalents	3,965	(5,618)

Beginning Cash and Cash Equivalents	4,304	8,699

Ending Cash and Cash Equivalents	$8,269	$3,081

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$84	$90

See Notes to Consolidated Financial Statements (unaudited)

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

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of December 31, 2018 and the results of operations and cash flows for the three and six months ended December 31, 2018 and 2017. Amounts have not been audited and the results of operations for the three and six months ended December 31, 2018, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods ended December 31, 2018, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 2: Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
December 31, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,674	$4	$(60)	$3,618
Collateralized mortgage obligations of government sponsored entities - residential	190	1	(4)	187
State and political subdivisions
Taxable	558	-	(1)	557
Nontaxable	1,452	2	(19)	1,435

	$5,874	$7	$(84)	$5,797

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,280	$6	$(94)	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	1	(5)	214
State and political subdivisions
Taxable	815	1	(3)	813
Nontaxable	1,457	1	(26)	1,432

	$6,770	$9	$(128)	$6,651

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)

Within one year	$300	$300
One to five years	-	-
Five to ten years	288	287
Beyond ten years	1,422	1,405

	2,010	1,992
Mortgage-backed securities of U.S. government sponsored entities - residential	3,674	3,618
Collateralized mortgage obligations of government sponsored entities - residential	190	187

Totals	$5,874	$5,797

The Company had no sales of investment securities during the three and six-month periods ended December 31, 2018 and 2017. One security matured in the amount of $250,000 during the 2018 period and one security was called in the amount of $555,000 during the 2017 period.

The Company had pledged $1.6 million and $1.7 million of its investment securities at December 31, 2018 and June 30, 2018, respectively, and $635,000 of interest-earning time deposits at December 31, 2018 and June 30, 2018. The Company also had pledged $125,000 of interest-earning demand deposits at December 31, 2018 and June 30, 2018, primarily to secure public deposits.

The Company’s other investment securities consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both December 31, 2018 and June 30, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows the Company’s gross unrealized losses in investments and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and June 30, 2018:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$250	$(2)	$2,473	$(58)	$2,723	$(60)
Collateralized mortgage obligations of government sponsored entities - residential	-	-	111	(4)	$111	(4)
State and political subdivisions
Taxable	-	-	544	(1)	544	(1)
Nontaxable	-	-	368	(19)	368	(19)

	$250	$(2)	$3,496	$(82)	$3,746	$(84)
June 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,777	$(31)	$1,568	$(63)	$3,345	$(94)
Collateralized mortgage obligations of government sponsored entities - residential	121	(5)	-	-	121	(5)
State and political subdivisions
Taxable	-	-	510	(3)	510	(3)
Nontaxable	531	(3)	363	(23)	894	(26)

	$2,429	$(39)	$2,441	$(89)	$4,870	$(128)

Other-than-temporary Impairment

At December 31, 2018 and June 30, 2018, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. At December 31, 2018 there were a total of nineteen securities in a loss position. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 3: Loans and Allowance for Loan Losses

Loans at December 31, 2018 and June 30, 2018 include:

	December 31,	June 30,
	2018	2018
	(In thousands)
Real estate
One- to four-family residential	$25,228	$25,127
Home equity lines of credit	2,002	1,979
Commercial and multi-family	1,894	1,927
Consumer and other	6,825	2,855

Total loans	35,949	31,888

Allowance for loan losses	(253)	(253)

Net loans	$35,696	$31,635

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2018 and the loans by impairment method as of December 31, 2018:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2018
Allowance for loan losses:
Balance, October 1, 2018	$158	$13	$10	$47	25	$253
Provision for loan losses	2	-	(1)	6	(7)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2018	$160	$13	$9	$53	$18	$253

Six Months Ended December 31, 2018
Allowance for loan losses:
Balance, July 1, 2018	$171	$13	$10	$23	$36	$253
Provision for loan losses	(11)	-	(1)	30	(18)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2018	$160	$13	$9	$53	$18	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$6	$-	$-	$-	$-	$6

Ending balance, collectively evaluated for impairment	$154	$13	$9	$53	$18	$247

Loans:
Ending balance	$25,228	$2,002	$1,894	$6,825		$35,949

Ending balance; individually evaluated for impairment	$650	$5	$82	$-		$737

Ending balance; collectively evaluated for impairment	$24,578	$1,997	$1,812	$6,825		$35,212

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and six months ended December 31, 2017:

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended December 31, 2017
Allowance for loan losses:
Balance, October 1, 2017	$172	$15	$9	$20	$37	$253
Provision for loan losses	3	1	1	(3)	(2)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2017	$175	$16	$10	$17	$35	$253

Six Months Ended December 31, 2017
Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	13	(5)	2	(3)	(7)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, December 31, 2017	$175	$16	$10	$17	$35	$253

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2018:

	June 30, 2018
	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$7	$-	$-	$-	$-	$7

Ending balance, collectively evaluated for impairment	$164	$13	$10	$23	$36	$246

Loans:
Ending balance	$25,127	$1,979	$1,927	$2,855		$31,888

Ending balance; individually evaluated for impairment	$374	$5	$87	$-		$466

Ending balance; collectively evaluated for impairment	$24,761	$1,974	$1,840	$2,855		$31,422

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2018 and June 30, 2018. There were no loans classified as doubtful or loss for the periods presented.

	Real Estate
			Commercial
	1-4 Family	Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
December 31, 2018	(In thousands)
Pass	$24,497	$1,953	$1,812	$6,825	$35,087
Special mention	-	-	-	-	-
Substandard	731	49	82	-	862

Total	$25,228	$2,002	$1,894	$6,825	$35,949

June 30, 2018
Pass	$24,507	$1,941	$1,840	$2,855	$31,143
Special mention	-	-	-	-	-
Substandard	620	38	87	-	745

Total	$25,127	$1,979	$1,927	$2,855	$31,888

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2018 and June 30, 2018:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
December 31, 2018
Real estate
1-4 family residential	$151	$349	$98	$598	$24,630	$25,228
Home equity lines of credit	5	-	-	5	1,997	2,002
Commercial and multi-family	-	-	-	-	1,894	1,894
Consumer and other	40	-	-	40	6,785	6,825

Total	$196	$349	$98	$643	$35,306	$35,949

June 30, 2018
Real estate
1-4 family residential	$271	$3	$65	$339	$24,788	$25,127
Home equity lines of credit	-	4	-	4	1,975	1,979
Commercial and multi-family	74	-	13	87	1,840	1,927
Consumer and other	12	34	-	46	2,809	2,855

Total	$357	$41	$78	$476	$31,412	$31,888

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and six months ended December 31, 2018:

				For the Three Months Ended		For the Six Months Ended
	As of December 31, 2018			December 31, 2018		December 31, 2018
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$583	$583	$-	$581	$-	$404	$-
Home equity lines of credit	5	5	-	5	-	5	-
Commercial and multi-family	82	82	-	83	-	84	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
1-4 family residential	67	69	6	69	1	69	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$737	$739	$6	$738	$1	$562	$3

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2018 and for the three and six months ended December 31, 2017:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2018			December 31, 2017		December 31, 2017
		Unpaid	Allowance for Loan	Average	Interest	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
1-4 family residential	$305	$305	$-	$311	$-	313	$-
Home equity lines of credit	5	5	-	6	-	6	-
Commercial and multi-family	87	87	-	91	-	65	-
Consumer and other	-	-	-	9	-	6	-

Loans with an allowance recorded:
Real estate
1-4 family residential	69	71	7	89	1	90	2
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$466	$468	$7	$506	$1	$480	$2

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at December 31, 2018 and June 30, 2018. The table excludes performing troubled debt restructurings.

	December 31,	June 30,
	2018	2018
	(In thousands)
Real estate
1-4 family residential	$583	$305
Home equity lines of credit	5	5
Commercial and multi-family	82	87
Consumer and other	-	-

Total nonaccrual	$670	$397

At December 31, 2018 and June 30, 2018, the Company had certain loans that were modified in previous years in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $66,000 and $69,000 at December 31, 2018 and June 30, 2018, respectively. Troubled debt restructured loans had specific allowances totaling $6,000 and $7,000 at December 31, 2018 and June 30, 2018, respectively. At December 31, 2018, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

No loans were modified as troubled debt restructurings during the three and six months ended December 31, 2018 or 2017.

The Company had no troubled debt restructurings modified during the three and six months prior to December 31, 2018 or 2017 that subsequently defaulted during the six-month periods ended December 31, 2018 or 2017. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of December 31, 2018 and June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of December 31, 2018 and June 30, 2018, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018
Total Capital
(to Risk-Weighted Assets)
Company	$8,250	29.1%	$2,268	8.0%	N/A	N/A
Bank	$7,843	27.7%	$2,268	8.0%	$2,836	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$7,997	28.2%	$1,701	6.0%	N/A	N/A
Bank	$7,590	26.8%	$1,701	6.0%	$2,268	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$7,997	28.2%	$1,276	4.5%	N/A	N/A
Bank	$7,590	26.8%	$1,276	4.5%	$1,843	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$7,997	15.7%	$2,033	4.0%	N/A	N/A
Bank	$7,590	15.0%	$2,033	4.0%	$2,542	5.0%

As of June 30, 2018
Total Capital
(to Risk-Weighted Assets)
Company	$8,634	37.0%	$1,868	8.0%	N/A	N/A
Bank	$7,849	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,401	6.0%	N/A	N/A
Bank	$7,596	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,051	4.5%	N/A	N/A
Bank	$7,596	32.5%	$1,051	4.5%	$1,517	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$8,381	16.4%	$2,047	4.0%	N/A	N/A
Bank	$7,596	14.8%	$2,047	4.0%	$2,559	5.0%

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying condensed consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,618	$-	$3,618	$-
Collateralized mortgage obligations of government sponsored entities - residential	187	-	187	-
State and political subdivisions
Taxable	557	-	557	-
Nontaxable	1,435	-	1,435	-

	$5,797	$-	$5,797	$-

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,192	$-	$4,192	$-
Collateralized mortgage obligations of government sponsored entities - residential	214	-	214	-
State and political subdivisions
Taxable	813	-	813	-
Nontaxable	1,432	-	1,432	-

	$6,651	$-	$6,651	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the six-month periods ended December 31, 2018 and 2017.

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at December 31, 2018 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2018
Impaired loans
Real estate
1-4 family residential	$61	$-	$-	$61
Forclosed assets
Residential real estate	$88	$-	$-	$88

June 30, 2018
Impaired loans
Real estate
1-4 family residential	$62	$-	$-	$62
Foreclosed assets
Residential real estate	$9	$-	$-	$9

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
December 31, 2018
Impaired loans (collateral dependent) - residential real estate	$61	Sales comparison approach	Adjustment for differences between the comparable real estate sales	13%
Foreclosed assets - residential real estate	$88	Sales comparison approach	Adjustment for differences between the comparable real estate sales	14%

June 30, 2018
Impaired loans (collateral dependent) - residential real estate	$62	Sales comparison approach	Adjustment for differences between the comparable real estate sales	13%
Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustment for differences between the comparable real estate sales	52%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and June 30, 2018.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
December 31, 2018
Financial assets
Cash and cash equivalents	$8,269	$8,269	$-	$-	$8,269
Interest-earning time deposits	3,845	3,845	-	-	3,845
Investments securities available-for-sale	5,874	-	5,797	-	5,797
Other investment securities	940	-	-	940	940
Loans, net	35,696	-	-	36,598	36,598
Accrued interest receivable	134	134	-	-	134
Bank owned life insurance	781	781	-	-	781
Financial liabilities
Deposits	45,654	38,358	7,111	-	45,469
Federal Home Loan Bank advances	2,500	-	2,503	-	2,503
Payments by borrowers for taxes and insurance	251	251	-	-	251

June 30, 2018
Financial assets
Cash and cash equivalents	$4,304	$4,304	$-	$-	$4,304
Interest-earning time deposits	4,595	4,595	-	-	4,595
Other investment securities	940	-	-	940	940
Loans, net	31,635	-	-	32,195	32,195
Accrued interest receivable	135	-	135	-	135
Bank owned life insurance	769	-	769	-	769
Financial liabilities
Deposits	40,399	32,473	7,682	-	40,155
Federal Home Loan Bank advances	1,000	-	1,008	-	1,008
Payments by borrowers for taxes and insurance	92	-	92	-	92

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying condensed consolidated balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest-earning Time Deposits

The carrying amount of cash, short-term instruments and time deposits approximate fair value and are classified as Level 1.

Investment Securities Available-for-Sale

The carrying amount of investment securities available-for-sale and time deposits approximate fair value and are classified as Level 2.

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value, resulting in a Level 1 classification.

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates the cash surrender value of the policies, resulting in a level 1 classification.

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

Payments by Borrowers for Taxes and Insurance

The fair value of escrow accounts is estimated to approximate the carrying amount resulting in a Level 1 classification.

Off-Balance Sheet Instruments

Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 6: Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Balance, October 1	$(114)	$18

Other comprehensive income (loss)	53	(43)
Balance, December 31	$(61)	$(25)

	Six Months Ended December 31,
	2018	2017
	(In thousands)
Balance, July 1	$(94)	$25

Other comprehensive income (loss)	33	(50)
Balance, December 31	$(61)	$(25)

There were no material items reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations for the three and six months ended December 31, 2018 and 2017.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice. Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statement of cash flows.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

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

Loss per share for the three months ended December 31, 2018 was $(.06), calculated using 433,957 average shares outstanding less 31,054 unallocated shares held by the ESOP. Loss per share for the six months ended December 31, 2018 was $(0.17), calculated using 437,623 average shares outstanding, less 31,054 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2018. Loss per share for the three and six months ended December 31, 2017 was $(0.28) and $(0.47) respectively, calculated using 441,290 shares issued, less 32,688 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at December 31, 2017.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 9: Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 and $12,000 for the three and six months ended December 31, 2018. Compensation expense related to the ESOP was $6,000 and $23,000 for the three and six months ended December 31, 2017.

The stock price at the formation date was $10.00. The aggregate fair value of the 31,054 unallocated shares was $408,000 based on the $13.15 closing price of our common stock on December 31, 2018.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at December 31, 2018 and results of operations for the three and six months ended December 31, 2018 and 2017, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total Assets. Total assets increased $6.5 million, or 13.0%, to $56.5 million at December 31, 2018 from $50.0 million at June 30, 2018. The increase was due primarily to an increase in cash and cash equivalents of $4.0 million and an increase in net loans of $4.1 million, which were partially offset by an $853,000 decrease in investment securities available-for-sale and a decrease in interest-earning time deposits in other institutions of $749,000.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.0 million, or 93.0%, to $8.3 million at December 31, 2018 from $4.3 million at June 30, 2018. The increase in cash and cash equivalents was due primarily to a $5.3 million increase in deposits, an increase of $1.5 million in FHLB advances, and an $853,000 decrease in investment securities available for sale, partially offset by a $4.1 million increase in net loans.

Investment Securities available-for-sale. Investment securities available-for-sale decreased $853,000, or 17.3%, to $5.8 million at December 31, 2018 from $6.7 million at June 30, 2018. The decrease in investment securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $608,000 and the maturity of a municipal bond in the amount of $250,000.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loans. Net loans increased $4.1 million, or 13.0%, to $35.7 million at December 31, 2018 compared to June 30, 2018. The increase in net loans was due primarily to an increase of $4.0 million, or 137.9%, in consumer and other loans to $6.8 million at December 31, 2018 from $2.9 million at June 30, 2018, and an increase of $101,000, or 0.4%, in one- to four-family residential mortgages to $25.2 million from $25.1 million. Loans originated during the six months ended December 31, 2018 totaled $6.3 million, of which $4.9 million were consumer and other loans.

Deposits. Deposits increased $5.3 million, or 13.1%, to $45.7 million at December 31, 2018 from $40.4 million at June 30, 2018. The increase resulted primarily from an increase in savings and money market accounts of $6.7 million, or 30.4%, partially offset by a decrease in demand deposits of $794,000, or 7.6%, and a decrease in time deposits of $628,000, or 7.9%.

Bank Owned Life Insurance. Cash surrender value of Bank Owned Life Insurance increased $12,000, or 1.6%, to $781,000 at December 31, 2018 from $769,000 at June 30, 2018.

FHLB Advances. FHLB advances increased $1.5 million, or 150.0%, to $2.5 million at December 31, 2018 from $1.0 million at June 30, 2018, as we utilized certain FHLB advances to partially fund the increase in consumer and other loans.

Shareholders’ Equity. Shareholders’ equity decreased $350,000, or 4.2%, to $7.9 million at December 31, 2018 from $8.3 million at June 30, 2018. The decrease was due primarily to a net loss of $70,000 during the six months ended December 31, 2018 and a $314,000 stock buyback, partially offset by an increase in accumulated other comprehensive income of $33,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2018 and 2017

General. For the three months ended December 31, 2018, we had a net loss of $24,000 compared to a net loss of $113,000 for the three months ended December 31, 2017, an increase in income of $89,000. The increase in income resulted primarily from an increase in net interest income of $32,000, an increase in noninterest income of $38,000, and decrease of $24,000 in federal income expense, which were partially offset by an increase of $4,000 in non-interest expense.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three-month periods ended December 31, 2018 and 2017. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended December 31,
	2018			2017

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$35,027	$406	4.64%	$32,756	$371	4.53%
Investment securities	6,050	34	2.28%	7,976	43	2.16%
Other interest-earning assets (1)	6,713	46	2.72%	7,671	39	2.03%
Total interest-earning assets	47,790	486	4.06%	48,403	453	3.74%
Noninterest-earning assets	3,170			2,140
Allowance for loan losses	(253)			(253)
Total assets	$50,707			$50,290

Interest-bearing liabilities:
Demand accounts	$2,403	1	0.17%	$2,209	1	0.18%
Savings and money market accounts	23,128	16	0.28%	22,444	16	0.29%
Certificates of deposit	7,224	14	0.78%	8,135	15	0.74%
Total deposits	32,755	31	0.38%	32,788	32	0.39%
FHLB advances	1,750	13	2.97%	1,073	11	4.10%
Total interest-bearing liabilities	34,505	44	0.51%	33,861	43	0.51%
Noninterest-bearing liabilities	8,289			7,176
Total liabilities	42,794			41,037
Equity	7,913			9,253
Total liabilities and equity	$50,707			$50,290

Net interest income		$442			$410
Net interest rate spread (2)			3.55%			3.24%
Net interest-earning assets (3)	$13,285			$14,542
Net interest margin (4)			3.70%			3.39%
Average interest-earning assets to interest-bearing liabilities	138.50%			142.95%

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $33,000, or 7.3%, to $486,000 for the three months ended December 31, 2018 from $453,000 for the three months ended December 31, 2017. The increase resulted primarily from a $35,000 increase in loan interest income. The average balance of loans receivable increased $2.2 million, or 6.7%, to $35.0 million during the three months ended December 31, 2018 from $32.8 million during the three months ended December 31, 2017, while the average yield on loans increased 11 basis points to 4.64% during the three months ended December 31, 2018 from 4.53% during the year earlier period, reflecting higher market interest rates. The average balance of investment securities decreased $1.9 million, or 23.8%, to $6.1 million during the three months ended December 31, 2018 from $8.0 million during the three months ended December 31, 2017, which was partially offset by an increase in the average yield on investment securities of 12 basis points to 2.28% for the 2018 period from 2.16% for the 2017 period.

Interest Expense. Interest expense increased $1,000, or 2.3%, to $44,000 for the three months ended December 31, 2018 from $43,000 for the three months ended December 31, 2017. Interest expense on deposits decreased $1,000, or 3.1%, to $31,000 for the three months ended December 31, 2018 from $32,000 for the three months ended December 31, 2017. The average cost of deposits decreased one basis point to 0.38% from 0.39% for the three months ended December 31, 2018 and 2017, respectively. There was a decrease in average total deposits of $33,000, or 0.1%, to $32.8 million for the three months ended December 31, 2018, compared to $32.8 million for the three months ended December 31, 2017. Interest expense on borrowings increased $2,000, or 18.2%, to $13,000 for the three months ended December 31, 2018 from $11,000 for the three months ended December 31, 2017. The average balance of FHLB advances increased $677,000 to $1.8 million for the three months ended December 31, 2018 from $1.1 million for the three months ended December 31, 2017, while the average cost of these advances decreased 113 basis points to 2.97% from 4.10% period-to-period.

Net Interest Income. Net interest income increased $32,000, or 7.8%, to $442,000 for the three months ended December 31, 2018 from $410,000 for the three months ended December 31, 2017. Our net interest rate spread increased to 3.55% for the three months ended December 31, 2018 from 3.24% for the three months ended December 31, 2017, and our net interest margin increased to 3.70% for the three months ended December 31, 2018 from 3.39% for the comparable three-month period in 2017.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended December 31, 2018 or 2017. The allowance for loan losses was $253,000, or 0.70%, of total loans at December 31, 2018, compared to $253,000, or 0.77%, of total loans at December 31, 2017. Total nonperforming loans were $670,000 at December 31, 2018, compared to $422,000 at December 31, 2017. Classified (substandard, doubtful and loss) loans were $862,000 at December 31, 2018, compared to $883,000 at December 31, 2017, and total loans past due greater than 30 days were $643,000 and $303,000 at December 31, 2018 and 2017, respectively. The Bank had no net charge-offs during either of the three months ended December 31, 2018 and 2017. As a percentage of nonperforming loans, the allowance for loan losses was 37.8% at December 31, 2018 compared to 60.0% at December 31, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $38,000, or 53.5%, to $109,000 for the three months ended December 31, 2018 from $71,000 for the three months ended December 31, 2017. The increase was due primarily to an increase of $21,000 in service charges and fees, and a gain on sale of foreclosed assets of $11,000, in the period ended December 31, 2018.

Noninterest Expense. Noninterest expense increased $4,000, or 0.7%, to $580,000 for the three months ended December 31, 2018 compared to $576,000 for the three months ended December 31, 2017. Other expense increased $22,000, or 53.7%, due to a $22,000 increase in loan expense directly related to our indirect auto lending program. Salaries and benefits increased $13,000, or 6.0%, and occupancy expense increased $9,000, or 39.1%, primarily due to the hiring of an office cleaning service, and increased utility cost. Professional services decreased $52,000, or 44.4%, primarily because accounting cost had been under accrued for during the 2017 period, resulting in a one-time charge of $43,000 for the 2017 period.

Federal Income Taxes. We recognized a federal income tax benefit of $6,000 for the three months ended December 31, 2018, compared to tax expense of $18,000 during the three months ended December 31, 2017, a decrease in expense of $24,000.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2017 and 2018

General. For the six months ended December 31, 2018, we had a net loss of $70,000 compared to a net loss of $192,000 for the six months ended December 31, 2017, an increase in income of $122,000. The increased income resulted primarily from an increase in net interest income of $76,000 and an increase in noninterest income of $63,000, which were partially offset by an increase of $19,000 in noninterest expense.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the six-month periods ended December 31, 2018 and 2017. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Six Months Ended December 31,
	2018			2017

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$33,793	$783	4.63%	$32,516	$717	4.41%
Investment securities	6,271	69	2.21%	8,271	84	2.04%
Other interest-earning assets (1)	7,241	97	2.66%	8,169	78	1.91%
Total interest-earning assets	47,305	949	4.01%	48,956	879	3.59%
Noninterest-earning assets	3,296			2,603
Allowance for loan losses	(253)			(253)
Total assets	$50,348			$51,306

Interest-bearing liabilities:
Demand accounts	$2,346	2	0.17%	$2,219	2	0.18%
Savings and money market accounts	22,719	31	0.27%	22,651	31	0.27%
Certificates of deposit	7,427	28	0.75%	8,169	31	0.76%
Total deposits	32,492	61	0.38%	33,039	64	0.39%
FHLB advances	1,375	23	3.38%	1,607	26	3.24%
Total interest-bearing liabilities	33,867	84	0.50%	34,646	90	0.52%
Noninterest-bearing liabilities	8,582			7,344
Total liabilities	42,449			41,990
Equity	7,899			9,316
Total liabilities and equity	$50,348			$51,306

Net interest income		$865			$789
Net interest rate spread (2)			3.51%			3.07%
Net interest-earning assets (3)	$13,438			$14,310
Net interest margin (4)			3.66%			3.22%
Average interest-earning assets to interest-bearing liabilities	139.68%			141.30%

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $70,000, or 8.0%, to $949,000 for the six months ended December 31, 2018 from $879,000 for the six months ended December 31, 2017. The increase resulted primarily from a $66,000 increase in interest on loans receivable and a $19,000 increase in other interest earning assets, offset by a $15,000 decrease in interest on investment securities. The increase in interest income on loans was due to an increase in the average balance of loans receivable of $1.3 million, or 4.0%, to $33.8 million during the six months ended December 31, 2018 from $32.5 million during the six months ended December 31, 2017, and an increase in the average yield on loans, which increased 22 basis points to 4.63% during the six months ended December 31, 2018 from 4.41% during the year earlier period, reflecting higher market interest rates. The increase in interest on other interest earning assets was due to a 75 basis point increase in average yield to 2.66% for the six months ended December 31, 2018, partially offset by a $928,000, or 11.3%, decrease in the average balance to $7.2 million. The average balance of investment securities decreased $2.0 million, or 24.4%, to $6.3 million during the six months ended December 31, 2018 from $8.3 million during the six months ended December 31, 2017, and the average yield on investment securities increased 17 basis points to 2.21% for the 2018 period from 2.04% for the 2017 period.

Interest Expense. Interest expense decreased $6,000, or 6.7%, to $84,000 for the six months ended December 31, 2018 from $90,000 for the six months ended December 31, 2017. Interest expense on deposits decreased $3,000, or 4.7%, to $61,000 for the six months ended December 31, 2018 from $64,000 for the six months ended December 31, 2017. The decrease was primarily due to a $547,000, or 1.7%, decrease in the average balance of deposits during the 2018 period and a one basis point decrease in the average yield on deposits to 0.38% for the six months ended December 31, 2018, from 0.39% for the six months ended December 31, 2017. Interest expense on borrowings decreased $3,000 to $23,000 for the six months ended December 31, 2018 from $26,000 for the six months ended December 31, 2017. The average balance of FHLB advances decreased $232,000 to $1.4 million for the six months ended December 31, 2018 from $1.6 million for the six months ended December 31, 2017, while the average cost of these advances increased 14 basis points to 3.38% from 3.24% period-to-period.

Net Interest Income. Net interest income increased $76,000, or 9.6%, to $865,000 for the six months ended December 31, 2018 from $789,000 for the six months ended December 31, 2017. Our net interest rate spread increased to 3.51% for the six months ended December 31, 2018 from 3.07% for the six months ended December 31, 2017, and our net interest margin increased to 3.66% for the six months ended December 31, 2018 from 3.22% for the comparable six-month period in 2017.

Provision for Loan Losses. The Company did not record a provision for loan losses for either of the six months ended December 31, 2018 or 2017. The allowance for loan losses was $253,000, or 0.70% of total loans, at December 31, 2018, compared to $253,000, or 0.77% of total loans, at December 31, 2017. Total nonperforming loans were $670,000 at December 31, 2018, compared to $422,000 at December 31, 2017. Classified (substandard, doubtful and loss) loans were $862,000 at December 31, 2018, compared to $883,000 at December 31, 2017, and total loans past due greater than 30 days were $643,000 and $303,000 at December 31, 2018 and 2017, respectively. The Bank had no net charge-offs during the six months ended December 31, 2018 or 2017. As a percentage of nonperforming loans, the allowance for loan losses was 37.8% at December 31, 2018 compared to 60.0% at December 31, 2017.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $63,000, or 46.0%, to $200,000 for the six months ended December 31, 2018 from $137,000 for the six months ended December 31, 2017. Service charges and fees increased $37,000, or 28.5%, for the six months ended December 31, 2018, compared to the 2017 period. Income from the increase in cash surrender value of bank owned life insurance increased $12,000 and other operating income increased $10,000 in the six months ended December 31, 2018, compared to the 2017 period. Also, there was a nonrecurring gain on the sale of foreclosed assets of $11,000 realized during the 2018 period.

Noninterest Expense. Noninterest expense increased $19,000, or 1.7%, to $1.2 million for the six months ended December 31, 2018 compared to $1.1 million for the six months ended December 31, 2017. Other expenses increased by $35,000, or 43.8%, primarily due to increased loan expense associated with our new indirect auto lending program. Salaries and benefits remained steady period to period. Financial institution taxes increased $11,000, or 42.3%, primarily due to the increase in capital as a result of the initial stock offering. Professional services decreased $48,000, 24.4%, to $149,000 for the six months ended December 31, 2018 from $197,000 for the six months ended December 31, 2017, primarily because accounting cost had been under accrued for during the 2017 period, resulting in a one-time charge of $43,000 for the 2017 period.

Federal Income Taxes. We recognized a federal income tax benefit of $15,000 for the six months ended December 31, 2018, compared to a $13,000 federal income tax benefit during the six months ended December 31, 2017.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $(174,000) and $35,000 for the six months ended December 31, 2018 and 2017, respectively. Net cash used in investing activities was $(2.5 million) and $(219,000) for the six months ended December 31, 2018 and 2017, respectively. The change in cash flows in investing activities resulted primarily from the net increase in loans of $4.1 million, partially offset by maturities of time deposits in other institutions. Cash provided by (used in) by financing activities was $6.6 million and $(5.4 million) for the six months ended December 31, 2018 and 2017, respectively. The change is largely due to the fact that we had a net increase in deposits of $5.3 million, period-to-period, and we borrowed $1.5 million in FHLB advances in the six months ending December 31, 2018, compared to the pay down of $3.5 million in FHLB advances in the same period 2017.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At December 31, 2018, we had $152,000 in outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $299,000 and commitments under home equity lines of credit of $1.6 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from December 31, 2018 totaled $3.7 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this report.

(b)	Not applicable.

(c)	On November 15, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase 45,000 shares, or approximately 10.2%, of its outstanding common stock as of September 30, 2018.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

			Total Number of	Total Number of
	Total		Shares Purchased as	Shares Purchased as
	Number of	Average Price	Part of Publicly	Part of Publicly
	Shares	Paid	Announced Plans or	Announced Plans or
Period	Purchased	per Share	Programs	Programs

October 1 through October 31, 2018	-	$-	-	-

November 1 through November 30, 2018	22,000	$14.28	22,000	23,000

December 1 through December 31, 2018	-	$-	-	-

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	February 14, 2019	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	February 14, 2019	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

