Form 10-Q
period 2019-03-31
Community Savings Bancorp, Inc.
filed 2019-05-15
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                No  ☒

As of May 14, 2019, the latest practicable date, 408,739 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Trading symbol	Name of exchange on which registered

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

Community Savings Bancorp, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	June 30,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$1,607	$2,222
Interest-earning demand deposits in other financial institutions	2,842	2,082

Cash and cash equivalents	4,449	4,304

Interest-earning time deposits in other financial institutions	3,595	4,595
Investment securities available-for-sale, at fair value	5,282	6,651
Restricted Stock	940	940
Loans	36,186	31,888
Less: allowance for loan losses	(239)	(253)
Loans, net	35,947	31,635
Premises and equipment, net	387	422
Foreclosed assets, net	104	9
Accrued interest receivable	110	135
Bank owned life insurance	787	769
Other assets	517	508

Total assets	$52,118	$49,968

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,188	$10,406
Savings and money market	23,707	22,067
Time	7,744	7,926

Total deposits	41,639	40,399

Federal Home Loan Bank advances	2,500	1,000
Payments by borrowers for taxes and insurance	173	92
Other liabilities	130	190

Total liabilities	44,442	41,681

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 399,029 shares issued and outstanding as of March 31, 2019 and 441,290 shares issued and outstanding as of June 30, 2018	4	4
Additional paid in capital	2,675	3,264
Unearned employee stock ownership plan (ESOP) shares	(294)	(311)
Retained earnings	5,301	5,424
Accumulated other comprehensive loss	(10)	(94)

Total shareholders' equity	7,676	8,287

Total liabilities and shareholders' equity	$52,118	$49,968

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

(In thousands, except share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Interest Income
Loans, including fees	$412	$361	$1,195	$1,078
Taxable securities	23	30	71	94
Tax exempt securities	10	10	30	30
Interest-earning deposits	62	46	159	124

Total interest income	507	447	1,455	1,326

Interest Expense
Deposits	34	31	95	95
Federal Home Loan Bank advances	19	10	42	36

Total interest expense	53	41	137	131

Net Interest Income	454	406	1,318	1,195

Provision for Loan Losses	-	-	-	-

Net Interest Income After Provision for Loan Losses	454	406	1,318	1,195

Noninterest Income
Service charges and fees	78	62	245	192
Gain on sale of foreclosed assets, net	-	-	11	-
Increase in cash surrender value-bank owned life insurance	6	6	18	13
Other operating	-	4	10	4

Total noninterest income	84	72	284	209

Noninterest Expense
Salaries, employee benefits and directors fees	224	202	664	640
Occupancy and equipment	29	27	95	75
Data processing	83	96	243	259
Correspondent bank service charges	59	58	175	169
Franchise taxes	16	18	52	44
FDIC insurance premiums	5	5	14	12
Professional services	76	128	225	325
Advertising	5	3	18	13
Office supplies	24	22	69	73
Impairment of foreclosed assets	-	8	-	8
Other	87	56	202	136

Total noninterest expense	608	623	1,757	1,754

Loss Before Federal Income Tax Benefit	(70)	(145)	(155)	(350)

Federal Income Tax Benefit	(17)	(37)	(32)	(50)

Net loss	$(53)	$(108)	$(123)	$(300)

Loss per share - basic and diluted	$(0.14)	$(0.26)	$(0.31)	$(0.73)

Weighted-average shares outstanding - basic and diluted	379,599	410,236	395,135	409,147

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)

Net loss	$(53)	$(108)	$(123)	$(300)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$64	(72)	106	(147)

Tax effect	(13)	15	(22)	40

Total other comprehensive income (loss)	51	(57)	84	(107)

Comprehensive loss	$(2)	$(165)	$(39)	$(407)

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

Three Months Ended March 31, 2019

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at January 1, 2019	$-	$4	$2,950	$(311)	$5,354	$(61)	$7,936

Net loss	-	-	-	-	(53)	-	(53)

ESOP Shares Earned	-	-	5	17	-	-	22

Other comprehensive income	-	-	-	-	-	51	51

Stock buyback (20,261 shares)	-	-	(279)	-	-	-	(279)

Balance at March 31, 2019	$-	$4	$2,675	$(294)	$5,301	$(10)	$7,676

Three Months Ended March 31, 2018

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at January 1, 2018	$-	$4	$3,258	$(327)	$6,241	$(25)	$9,151

Net loss	-	-	-	-	(108)	-	$(108)

ESOP Shares Earned	-	-	4	16	-	-	$20

Other comprehensive loss	-	-	-	-	-	(57)	$(57)

Reclassification of certain tax effects from accumulated other comprehensive income	-	-	-	-	5	(5)	-

Balance at March 31, 2018	$-	$4	$3,262	$(311)	$6,138	$(87)	$9,006

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except share data)

Nine Months Ended March 31, 2019

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at July 1, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

Net loss	-	-	-	-	(123)	-	(123)

ESOP Shares Earned	-	-	5	17	-	-	22

Other comprehensive income	-	-	-	-	-	84	84

Stock buyback (42,261 shares)	-	-	(593)	-	-	-	(593)

Balance at March 31, 2019	$-	$4	$2,675	$(294)	$5,301	$(10)	$7,676

Nine Months Ended March 31, 2018

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Loss	Total
	(Unaudited)

Balance at July 1, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(300)	-	(300)

ESOP Shares Earned	-	-	4	16	-	-	20

Other comprehensive loss	-	-	-	-	-	(107)	(107)

Reclassification of certain tax effects from accumulated other comprehensive income	-	-	-	-	5	(5)	-

Balance at March 31, 2018	$-	$4	$3,262	$(311)	$6,138	$(87)	$9,006

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended March 31,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(123)	$(300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	44	50
Deferred income tax expense	(32)	(50)
Amortization of premiums and discounts on securities, net	51	85
Gain on reposession of foreclosed assets	(11)	-
Net changes in:
Accrued interest receivable	25	27
Bank owned life insurance-cash surrender value	(18)	(13)
Other assets	(4)	32
Other liabilities	(59)	45

Net cash used in operating activities	(127)	(124)

Cash Flows from Investing Activities
Net change in interest-earning time deposits in other financial institutions	1,000	485
Proceeds from maturities of available for sale securities	550	555
Principal repayments of available for sale mortgage-backed securities	874	1,117
Net change in loans	(4,393)	(434)
Purchase of premises and equipment	(9)	(31)
Purchase of bank owned life insurance	-	(750)

Net cash (used in) provided by investing activities	(1,978)	942

Cash Flows from Financing Activities
Net change in deposits	1,240	65
Proceeds from Federal Home Loan Bank advances	1,500	-
Repayment of Federal Home Loan Bank advances	-	(3,500)
Payments by borrowers for taxes and insurance	81	74
ESOP shares earned	22	20
Stock buyback	(593)	-

Net cash provided by ( used in) financing activities	2,250	(3,341)

Net Change in Cash and Cash Equivalents	145	(2,523)

Beginning Cash and Cash Equivalents	4,304	8,699

Ending Cash and Cash Equivalents	$4,449	$6,176

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$137	$131
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$-	$-

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the holding company for Community Savings (the “Bank”) as part of the Bank’s mutual-to-stock conversion. The conversion was effective January 10, 2017.  In the conversion and concurrent stock offering, the Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of March 31, 2019 and the results of operations for the three and nine months ended March 31, 2019 and 2018. Amounts have not been audited and the results of operations for the three and nine months ended March 31, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

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

Principles of Consolidation

The consolidated financial statements as of and for the periods ended March 31, 2019, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of foreclosed assets, valuation of deferred tax assets, and fair values of financial instruments.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
March 31, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,409	$19	$(27)	$3,401
Collateralized mortgage obligations of government sponsored entities - residential	180	1	(2)	179
State and political subdivisions
Taxable	257	-	-	257
Nontaxable	1,449	4	(8)	1,445

	$5,295	$24	$(37)	$5,282

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,280	$6	$(94)	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	1	(5)	214
State and political subdivisions
Taxable	815	1	(3)	813
Nontaxable	1,457	1	(26)	1,432

	$6,770	$9	$(128)	$6,651

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)

Five to ten years	$287	$287
Beyond ten years	1,419	1,415

	1,706	1,702
Mortgage-backed securities of U.S. government sponsored entities - residential	3,409	3,401
Collateralized mortgage obligations of government sponsored entities - residential	180	179

Totals	$5,295	$5,282

The Company had no sales of investment securities during the three and nine-month periods ended March 31, 2019 and 2018.

The Company had pledged $1.4 million and $1.7 million of its investment securities at March 31, 2019 and June 30, 2018, respectively, and $885,000 and $635,000 of interest-earning time deposits at March 31, 2019 and June 30, 2018. The Company also had pledged $175,000 and $125,000 of interest-earning demand deposits at March 31, 2019 and June 30, 2018, primarily to secure public deposits.

The Company’s restricted stock consists of $915,000 of stock in the Federal Home Loan Bank of Cincinnati (FHLB) and $25,000 of stock in the Company’s data service provider at both March 31, 2019 and June 30, 2018. Restricted stock is carried at cost and has limited transferability.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows the Company’s gross unrealized losses in investments and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and June 30, 2018:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2019
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$-	$-	$1,890	$(27)	$1,890	$(27)
Collateralized mortgage obligations of government sponsored entities - residential	-	-	109	(2)	$109	(2)
State and political subdivisions
Nontaxable	-	-	665	(8)	665	(8)

	$-	$-	$2,664	$(37)	$2,664	$(37)
June 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,777	$(31)	$1,568	$(63)	$3,345	$(94)
Collateralized mortgage obligations of government sponsored entities - residential	121	(5)	-	-	121	(5)
State and political subdivisions
Taxable	-	-	510	(3)	510	(3)
Nontaxable	531	(3)	363	(23)	894	(26)

	$2,429	$(39)	$2,441	$(89)	$4,870	$(128)

Other-than-temporary Impairment

At March 31, 2019 and June 30, 2018, the decline in fair value of the Company’s investment securities available-for-sale is attributable to changes in interest rates and not credit quality. At March 31, 2019 there were a total of thirteen securities in a loss position. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at March 31, 2019 and June 30, 2018 include:

	March 31,	June 30,
	2019	2018
	(In thousands)
Real estate
Residential	$25,055	$25,127
Home equity lines of credit	1,839	1,979
Commercial and multi-family	1,268	1,927
Consumer and other	8,024	2,855

Total loans	36,186	31,888

Allowance for loan losses	(239)	(253)

Net loans	$35,947	$31,635

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

Multi-family Real Estate

Multi-family real estate loans generally involve a greater degree of credit risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

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

Consumer and Other Loans

Consumer and other loans entail greater credit risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2019 and the loans by impairment method as of March 31, 2019:

	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2019
Allowance for loan losses:
Balance, January 1, 2019	$160	$13	$9	$53	$18	$253
Provision for loan losses	17	(1)	(3)	(6)	(7)	-
Charge-offs	(14)	-	-	-	-	(14)
Recoveries	-	-	-	-	-	-

Balance, March 31, 2019	$163	$12	$6	$47	$11	$239

Nine Months Ended March 31, 2019
Allowance for loan losses:
Balance, July 1, 2018	$171	$13	$10	$23	$36	$253
Provision for loan losses	6	(1)	(4)	24	(25)	-
Charge-offs	(14)	-	-	-	-	(14)
Recoveries	-	-	-	-	-	-

Balance, March 31, 2019	$163	$12	$6	$47	$11	$239

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$6	$-	$-	$-	$-	$6

Ending balance, collectively evaluated for impairment	$157	$12	$6	$47	$11	$233

Loans:
Ending balance	$25,055	$1,839	$1,268	$8,024		$36,186

Ending balance; individually evaluated for impairment	$610	$5	$79	$-		$694

Ending balance; collectively evaluated for impairment	$24,445	$1,834	$1,189	$8,024		$35,492

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended March 31, 2018:

	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2018
Allowance for loan losses:
Balance, January 1, 2018	$175	$16	$10	$17	$35	$253
Provision for loan losses	-	(2)	-	1	1	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2018	$175	$14	$10	$18	$36	$253

Nine Months Ended March 31, 2018
Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	13	(7)	2	(2)	(6)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, March 31, 2018	$175	$14	$10	$18	$36	$253

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2019 and June 30, 2018. There were no loans classified as doubtful or loss for the periods presented.

	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
March 31, 2019
Pass	$24,254	$1,792	$1,188	$8,024	$35,258
Special mention	-	-	-	-	-
Substandard	801	47	80	-	928

Total	$25,055	$1,839	$1,268	$8,024	$36,186

June 30, 2018
Pass	$24,507	$1,941	$1,840	$2,855	$31,143
Special mention	-	-	-	-	-
Substandard	620	38	87	-	745

Total	$25,127	$1,979	$1,927	$2,855	$31,888

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and June 30, 2018:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
March 31, 2019
Real estate
Residential	$73	$-	$68	$141	$24,914	$25,055
Home equity lines of credit	-	-	-	-	1,839	1,839
Commercial and multi-family	-	-	-	-	1,268	1,268
Consumer and other	23	-	-	23	8,001	8,024

Total	$96	$-	$68	$164	$36,022	$36,186

June 30, 2018
Real estate
Residential	$271	$3	$65	$339	$24,788	$25,127
Home equity lines of credit	-	4	-	4	1,975	1,979
Commercial and multi-family	74	-	13	87	1,840	1,927
Consumer and other	12	34	-	46	2,809	2,855

Total	$357	$41	$78	$476	$31,412	$31,888

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three and nine months ended March 31, 2019:

				For the Three Months Ended		For the Nine Months Ended
	As of March 31, 2019			March 31, 2019		March 31, 2019
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
Residential	$545	$545	$-	$547	$-	$433	$-
Home equity lines of credit	5	5	-	5	-	5	-
Commercial and multi-family	79	79	-	80	-	83	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
Residential	65	67	6	67	1	68	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$694	$696	$6	$699	$1	$589	$3

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2018 and for the three and nine months ended March 31, 2018:

				For the Three Months Ended		For the Nine Months Ended
	As of June 30, 2018			March 31, 2018		March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
Residential	$305	$305	$-	$292	$-	$293	$-
Home equity lines of credit	5	5	-	6	-	6	-
Commercial and multi-family	87	87	-	89	-	91	-
Consumer and other	-	-	-	-	-	-	-

Loans with an allowance recorded:
Real estate
Residential	69	71	7	87	1	89	3
Home equity lines of credit	-	-	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-	-	-
Consumer and other	-	-	-	-	-	-	-

Totals	$466	$468	$7	$474	$1	$479	$3

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at March 31, 2019 and June 30, 2018. The table excludes performing troubled debt restructurings.

	March 31,	June 30,
	2019	2018
	(In thousands)
Real estate
Residential	$545	$305
Home equity lines of credit	5	5
Commercial and multi-family	79	87
Consumer and other	-	-

Total nonaccrual	$629	$397

No loans were modified as troubled debt restructurings during the three and nine months ended March 31, 2019 or 2018. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $65,000 and $69,000 at March 31, 2019 and June 30, 2018, respectively. Troubled debt restructured loans had specific allowances totaling $6,000 and $7,000 at March 31, 2019 and June 30, 2018, respectively. At March 31, 2019, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

The Company had no troubled debt restructurings modified in the 12 months prior to March 31, 2019 or 2018 that subsequently defaulted during the nine-month periods ended March 31, 2019 or 2018. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of March 31, 2019 and June 30, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

Basel III requires the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital to risk-weighted assets, as defined in the regulation. Under the Basel III rules, in order to avoid limitations on capital distributions, including dividends, the Bank must hold a capital conservation buffer above the adequately capitalized common equity Tier 1 capital to risk-weighted assets ratio. The capital conservation buffer is 2.50 percent. Under Basel III, the Bank elected to opt-out of including accumulated other comprehensive income in regulatory capital.

As of March 31, 2019 and June 30, 2018, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019
Total Capital (to Risk-Weighted Assets)
Company	$8,223	29.4%	$2,239	8.0%	N/A	N/A
Bank	$7,532	26.9%	$2,239	8.0%	$2,799	10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	$7,984	28.5%	$1,679	6.0%	N/A	N/A
Bank	$7,293	26.1%	$1,679	6.0%	$2,239	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Company	$7,984	28.5%	$1,259	4.5%	N/A	N/A
Bank	$7,293	26.1%	$1,259	4.5%	$1,819	6.5%

Leverage Capital (to Adjusted Average Total Assets)
Company	$7,984	14.7%	$2,171	4.0%	N/A	N/A
Bank	$7,293	13.4%	$2,171	4.0%	$2,714	5.0%

As of June 30, 2018
Total Capital (to Risk-Weighted Assets)
Company	$8,634	37.0%	$1,868	8.0%	N/A	N/A
Bank	$7,849	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital (to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,401	6.0%	N/A	N/A
Bank	$7,596	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,051	4.5%	N/A	N/A
Bank	$7,596	32.5%	$1,051	4.5%	$1,517	6.5%

Leverage Capital (to Adjusted Average Total Assets)
Company	$8,381	16.4%	$2,047	4.0%	N/A	N/A
Bank	$7,596	14.8%	$2,047	4.0%	$2,559	5.0%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,401	$-	$3,401	$-
Collateralized mortgage obligations of government sponsored entities - residential	179	-	179	-
State and political subdivisions
Taxable	257	-	257	-
Nontaxable	1,445	-	1,445	-

	$5,282	$-	$5,282	$-

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,192	$-	$4,192	$-
Collateralized mortgage obligations of government sponsored entities - residential	214	-	214	-
State and political subdivisions
Taxable	813	-	813	-
Nontaxable	1,432	-	1,432	-

	$6,651	$-	$6,651	$-

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at March 31, 2019 and June 30, 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2019
Impaired loans
Real estate
1-4 family residential	$59	$-	$-	$59
Forclosed assets
Residential real estate	$104	$-	$-	$104

June 30, 2018
Impaired loans
Real estate
1-4 family residential	$62	$-	$-	$62
Foreclosed assets
Residential real estate	$9	$-	$-	$9

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
March 31, 2019
Impaired loans (collateral dependent) - residential real estate	$59	Sales comparison approach	Adjustments for selling cost and holding period	13%
Foreclosed assets - residential real estate	$104	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	17%

June 30, 2018
Impaired loans (collateral dependent) - residential real estate	$62	Sales comparison approach	Adjustments for selling cost and holding period	13%
Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	52%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and June 30, 2018.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
March 31, 2019
Financial assets
Cash and cash equivalents	$4,449	$4,449	$-	$-	$4,449
Interest-earning time deposits	3,595	3,595	-	-	3,595
Investments securities available-for-sale	5,282	-	5,282	-	5,282
Restricted Stock	940	-	-	940	940
Loans, net	35,947	-	-	36,880	36,880
Accrued interest receivable	110	110	-	-	110
Bank owned life insurance	787	787	-	-	787
Financial liabilities
Deposits	41,639	33,895	7,619	-	41,514
Federal Home Loan Bank advances	2,500	-	2,517	-	2,517
Payments by borrowers for taxes and insurance	173	173	-	-	173

June 30, 2018
Financial assets
Cash and cash equivalents	$4,304	$4,304	$-	$-	$4,304
Interest-earning time deposits	4,595	4,595	-	-	4,595
Investments securities available-for-sale	6,651	-	6,651	-	6,651
Restricted Stock	940	-	-	940	940
Loans, net	31,635	-	-	32,195	32,195
Accrued interest receivable	135	-	135	-	135
Bank owned life insurance	769	-	769	-	769
Financial liabilities
Deposits	40,399	32,473	7,682	-	40,155
Federal Home Loan Bank advances	1,000	-	1,008	-	1,008
Payments by borrowers for taxes and insurance	92	-	92	-	92

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

Investment Securities Available-for-Sale

The carrying amount of investment securities available-for-sale approximate fair value and are classified as Level 2.

Restricted Stock

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance, January 1	$(61)	$(25)

Other comprehensive income (loss) before tax effect	51	(57)

Reclassification of certain tax effects from accumulated other comprehensive income (loss)	-	(5)

Balance, March 31	$(10)	$(87)

	Nine Months Ended March 31,
	2019	2018
	(In thousands)
Balance, July 1	$(94)	$25

Net current period other comprehensive income (loss)	84	(107)

Reclassification of certain tax effects from accumulated other comprehensive income (loss)	-	(5)

Balance, March 31	$(10)	$(87)

There were no material items reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations for the three and nine months ended March 31, 2019 and 2018.

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

FASB ASU 2019-01, Leases (Topic 842): Codification Improvements. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Loss per share for the three months ended March 31, 2019 was $(0.14), calculated using 409,019 average shares outstanding less 29,420 unallocated shares held by the ESOP. Loss per share for the nine months ended March 31, 2019 was $(0.31), calculated using 424,555 average shares outstanding, less 29,420 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2019. Loss per share for the three and nine months ended March 31, 2018 was $(0.26) and $(0.73) respectively, calculated using 441,290 and 440,201 shares issued, respectively, less 31,054 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at March 31, 2018.

Note 9:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 and $18,000 for the three and nine months ended March 31, 2019. Compensation expense related to the ESOP was $6,000 and $18,000 for the three and nine months ended March 31, 2018.

The stock price at the formation date was $10.00. The aggregate fair value of the 29,420 unallocated shares was $426,590 based on the $14.50 closing price of our common stock on March 31, 2019.

Note 10:	Equity Incentive Plan

On March 12, 2019, Community Savings Bancorp, Inc. issued 9,710 shares of common stock to distribute to officers and directors as a restricted stock award under the Equity Incentive Plan approved by the Board of Directors February 19, 2018.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at March 31, 2019 and results of operations for the three and nine months ended March 31, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total Assets. Total assets increased $2.1 million, or 4.2%, to $52.1 million at March 31, 2019 from $50.0 million at June 30, 2018. The increase was due primarily to an increase in net loans of $4.3 million, partially offset by a $1.4 million decrease in investment securities available-for-sale and a decrease in interest-earning time deposits in other institutions of $1.0 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $144,000, or 3.4%, to $4.4 million at March 31, 2019 from $4.3 million at June 30, 2018. The increase in cash and cash equivalents was due primarily to a $1.2 million increase in deposits, an increase of $1.5 million in FHLB advances, a $1.4 million decrease in investment securities available for sale, and a $1 million decrease in interest-earning time deposits in other institutions, partially offset by a $4.3 million increase in net loans.

Investment Securities available-for-sale. Investment securities available-for-sale decreased $1.4 million, or 20.1%, to $5.3 million at March 31, 2019 from $6.7 million at June 30, 2018. The decrease in investment securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $874,000 and the maturity of municipal bond in the amount of $550,000.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loans. Net loans increased $4.3 million, or 13.6%, to $35.9 million at March 31, 2019 from $31.6 million at June 30, 2018. The increase in net loans was due primarily to an increase of $5.1 million, or 179.3%, in consumer and other loans to $8.0 million at March 31, 2019 from $2.9 million at June 30, 2018, partially offset by a decrease of $659,000, or 34.2%, in commercial and multi-family loans and a decrease of $140,000, or 7.1%, in home equity lines of credit. Loans originated during the nine months ended March 31, 2019 totaled $8.9 million, of which $6.7 million were consumer and other loans and $2.1 million were one- to four family residential loans. The substantial increase in consumer loans was due to an increase in auto loans, most of which were generated from applications taken at car dealerships as part of our indirect auto lending program. This program was implemented beginning in June of 2018.

Deposits. Deposits increased $1.2 million, or 3.1%, to $41.6 million at March 31, 2019 from $40.4 million at June 30, 2018. The increase resulted primarily from a $1.6 million, or 7.2%, increase in savings and money market accounts, partially offset by a decrease in demand deposits of $218,000, or 2.1%, and a decrease in time deposits of $181,000, or 2.3%.

Bank Owned Life Insurance. Cash surrender value of Bank Owned Life Insurance increased $18,000, or 2.3%, to $787,000 at March 31, 2019 from $769,000 at June 30, 2018.

FHLB Advances. FHLB advances increased $1.5 million, or 150.0%, to $2.5 million at March 31, 2019 from $1.0 million at June 30, 2018, as we utilized certain FHLB advances to partially fund the increase in consumer and other loans.

Shareholders’ Equity. Shareholders’ equity decreased $611,000, or 7.4%, to $7.7 million at March 31, 2019 from $8.3 million at June 30, 2018. The decrease was due primarily to a net loss of $123,000 during the nine months ended March 31, 2019 and a $593,000 stock buyback, partially offset by an increase in accumulated other comprehensive income of $106,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and 2018

General. For the three months ended March 31, 2019, we had a net loss of $53,000 compared to a net loss of $108,000 for the three months ended March 31, 2018, an increase in income of $55,000. The increase in income resulted primarily from an increase in net interest income of $48,000, an increase in noninterest income of $12,000, and decrease of $15,000 in non-interest expense, which were partially offset by a decrease of $20,000 in federal income tax benefits.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three-month periods ended March 31, 2019 and 2018. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended March 31,
	2019			2018

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$36,020	$412	4.58%	$32,554	$361	4.44%
Investment securities	5,406	33	2.48%	7,196	40	2.22%
Other interest-earning assets (1)	9,340	62	2.65%	9,435	46	1.95%
Total interest-earning assets	50,766	507	3.99%	49,185	447	3.64%
Noninterest-earning assets	3,753			1,922
Allowance for loan losses	(245)			(253)
Total assets	$54,274			$50,854

Interest-bearing liabilities:
Demand accounts	$2,397	1	0.17%	$2,186	1	0.18%
Savings and money market accounts	25,470	16	0.25%	22,559	15	0.27%
Certificates of deposit	7,561	17	0.90%	7,983	15	0.75%
Total deposits	35,428	34	0.38%	32,728	31	0.38%
FHLB advances	2,522	19	3.01%	1,000	10	4.00%
Total interest-bearing liabilities	37,950	53	0.56%	33,728	41	0.49%
Noninterest-bearing liabilities	8,215			8,050
Total liabilities	46,165			41,778
Equity	8,109			9,076
Total liabilities and equity	$54,274			$50,854

Net interest income		$454			$406
Net interest rate spread (2)			3.43%			3.15%
Net interest-earning assets (3)	$12,816			$15,457
Net interest margin (4)			3.57%			3.30%
Average interest-earning assets to interest-bearing liabilities	133.77%			145.83%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $60,000, or 13.4%, to $507,000 for the three months ended March 31, 2019 from $447,000 for the three months ended March 31, 2018. The increase resulted primarily from a $51,000 increase in loan interest income. The average balance of loans receivable increased $3.5 million, or 10.6%, to $36.0 million during the three months ended March 31, 2019 from $32.6 million during the three months ended March 31, 2018, while the average yield on loans increased 14 basis points to 4.58% during the three months ended March 31, 2019 from 4.44% during the year earlier period, reflecting higher market interest rates. The average balance of investment securities decreased $1.8 million, or 25.0%, to $5.4 million during the three months ended March 31, 2019 from $7.2 million during the three months ended March 31, 2018, which was partially offset by an increase in the average yield on investment securities of 26 basis points to 2.48% for the 2019 period from 2.22% for the 2018 period.

Interest Expense. Interest expense increased $12,000, or 29.3%, to $53,000 for the three months ended March 31, 2019 from $41,000 for the three months ended March 31, 2018. Interest expense on deposits increased $3,000, or 9.7%, to $34,000 for the three months ended March 31, 2019 from $31,000 for the three months ended March 31, 2018. The average cost of deposits was 0.38% for the three months ended March 31, 2019 and 2018, respectively. There was an increase in average total deposits of $2.7 million, or 8.2%, to $35.4 million for the three months ended March 31, 2019, compared to $32.7 million for the three months ended March 31, 2018. Interest expense on borrowings increased $9,000, or 90.0%, to $19,000 for the three months ended March 31, 2019 from $10,000 for the three months ended March 31, 2018. The average balance of FHLB advances increased $1.5 million to $2.5 million for the three months ended March 31, 2019 from $1.0 million for the three months ended March 31, 2018, while the average cost of these advances decreased 99 basis points to 3.01% from 4.00% period-to-period.

Net Interest Income. Net interest income increased $47,000, or 11.6%, to $453,000 for the three months ended March 31, 2019 from $406,000 for the three months ended March 31, 2018. Our net interest rate spread increased to 3.43% for the three months ended March 31, 2019 from 3.15% for the three months ended March 31, 2018, and our net interest margin increased to 3.57% for the three months ended March 31, 2019 from 3.30% for the comparable three-month period in 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we did not record a provision for loan losses for either of the three months ended March 31, 2019 or 2018. The allowance for loan losses was $239,000, or 0.66%, of total loans at March 31, 2019, compared to $253,000, or 0.78%, of total loans at March 31, 2018. Total nonperforming loans were $629,000 at March 31, 2019, compared to $397,000 at March 31, 2018. Classified (substandard, doubtful and loss) loans were $928,000 at March 31, 2019, compared to $862,000 at March 31, 2018, and total loans past due greater than 30 days were $164,000 and $275,000 at March 31, 2019 and 2018, respectively. The Bank had $14,000 in charge offs during the three months ended March 31, 2019 and no net charge-offs during the three months ended March 31, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 38.0% at March 31, 2019 compared to 64.2% at March 31, 2018.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2019 and 2018. At the onset of the indirect automobile lending financing program, two qualitative risk factors were increased in order to ensure sufficient allocation of risk related to the new program.  Even with this increase in estimated risk, the calculations show a sufficient level of reserve for potential loan losses.  Presently, the reserve is in excess of the calculated estimate. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $12,000, or 16.7%, to $84,000 for the three months ended March 31, 2019 from $72,000 for the three months ended March 31, 2018. The increase was due primarily to an increase of $16,000 in service charges and fees, and decrease of $4,000 in other operating income in the period ended March 31, 2019.

Noninterest Expense. Noninterest expense decreased $15,000, or 2.4%, to $608,000 for the three months ended March 31, 2019 compared to $623,000 for the three months ended March 31, 2018. Other expense increased $32,000, or 57.1%, due to a $42,000 increase in loan expense directly related to our indirect auto lending program. The indirect lending program is a program where auto loan applications are completed at car dealerships. This program was implemented beginning in June of 2018. Loan expense was partly offset by a $13,000 decrease in data processing costs. Salaries and benefits increased $22,000, or 10.9%. Professional services decreased $52,000, or 40.6%, primarily because of higher accounting costs during the 2018 period, and lower public filing costs in the 2019 period.

Federal Income Taxes. We recognized a federal income tax benefit of $17,000 for the three months ended March 31, 2019, compared to tax benefit of $37,000 during the three months ended March 31, 2018, a decrease in benefit of $20,000.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2019 and 2018

General. For the nine months ended March 31, 2019, we had a net loss of $123,000 compared to a net loss of $300,000 for the nine months ended March 31, 2018, an increase in income of $177,000. The increased income resulted primarily from an increase in net interest income of $123,000 and an increase in noninterest income of $75,000, which were partially offset by a decrease of $18,000 in federal income tax benefits.

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the nine-month periods ended March 31, 2019 and 2018. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Nine Months Ended March 31,
	2019			2018

	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$34,525	$1,195	4.62%	$32,529	$1,078	4.42%
Investment securities	5,983	101	2.24%	7,912	124	2.09%
Other interest-earning assets (1)	7,675	159	2.75%	8,591	124	1.92%
Total interest-earning assets	48,183	1,455	4.03%	49,032	1,326	3.61%
Noninterest-earning assets	3,701			2,376
Allowance for loan losses	(250)			(253)
Total assets	$51,634			$51,155

Interest-bearing liabilities:
Demand accounts	$2,363	3	0.17%	$2,208	3	0.18%
Savings and money market accounts	23,680	46	0.26%	22,620	47	0.28%
Certificates of deposit	7,471	46	0.82%	8,107	45	0.74%
Total deposits	33,514	95	0.38%	32,935	95	0.38%
FHLB advances	1,752	42	3.18%	1,405	36	3.42%
Total interest-bearing liabilities	35,266	137	0.52%	34,340	131	0.51%
Noninterest-bearing liabilities	8,209			7,578
Total liabilities	43,475			41,918
Equity	8,159			9,237
Total liabilities and equity	$51,634			$51,155

Net interest income		$1,318			$1,195
Net interest rate spread (2)			3.51%			3.10%
Net interest-earning assets (3)	$12,917			$14,692
Net interest margin (4)			3.65%			3.25%
Average interest-earning assets to interest-bearing liabilities	136.63%			142.78%

(1)	Consists of stock in the FHLB and interest-bearing deposits in other banks.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $128,000, or 9.7%, to $1.5 million for the nine months ended March 31, 2019 from $1.3 million for the nine months ended March 31, 2018. The increase resulted primarily from a $117,000 increase in interest on loans receivable and a $35,000 increase in other interest earning assets, offset by a $23,000 decrease in interest on investment securities. The increase in interest income on loans was due to an increase in the average balance of loans receivable of $2.0 million, or 6.1%, to $34.5 million during the nine months ended March 31, 2019 from $32.5 million during the nine months ended March 31, 2018, and an increase in the average yield on loans, which increased 20 basis points to 4.62% during the nine months ended March 31, 2019 from 4.42% during the year earlier period, reflecting higher market interest rates. The increase in interest on other interest earning assets was due to an 83 basis point increase in average yield to 2.75% for the nine months ended March 31, 2019, partially offset by a $916,000, or 10.7%, decrease in the average balance to $7.7 million. The average balance of investment securities decreased $1.9 million, or 24.1%, to $6.0 million during the nine months ended March 31, 2019 from $7.9 million during the nine months ended March 31, 2018, and the average yield on investment securities increased 15 basis points to 2.24% for the 2019 period from 2.09% for the 2018 period.

Interest Expense. Interest expense increased $6,000, or 4.6%, to $137,000 for the nine months ended March 31, 2019 from $131,000 for the nine months ended March 31, 2018. Interest expense on deposits remained unchanged at $95,000 for the nine months ended March 31, 2019 and 2018. Interest expense on borrowings increased $6,000 to $42,000 for the nine months ended March 31, 2019 from $36,000 for the nine months ended March 31, 2018. The average balance of FHLB advances increased $347,000 to $1.8 million for the nine months ended March 31, 2019 from $1.4 million for the nine months ended March 31, 2018, while the average cost of these advances decreased 24 basis points to 3.18% from 3.42% period-to-period.

Net Interest Income. Net interest income increased $123,000, or 10.3%, to $1.3 million for the nine months ended March 31, 2019 from $1.2 million for the nine months ended March 31, 2018. Our net interest rate spread increased to 3.51% for the nine months ended March 31, 2019 from 3.10% for the nine months ended March 31, 2018, and our net interest margin increased to 3.65% for the nine months ended March 31, 2019 from 3.25% for the comparable nine-month period in 2018.

Provision for Loan Losses. The Company did not record a provision for loan losses for either of the nine months ended March 31, 2019 or 2018. The allowance for loan losses was $239,000, or 0.66% of total loans, at March 31, 2019, compared to $253,000, or 0.79% of total loans, at March 31, 2018. Total nonperforming loans were $629,000 at March 31, 2019, compared to $397,000 at March 31, 2018. Classified (substandard, doubtful and loss) loans were $928,000 at March 31, 2019, compared to $862,000 at March 31, 2018, and total loans past due greater than 30 days were $164,000 and $275,000 at March 31, 2019 and 2018, respectively. The Bank had $14,000 in charge offs during the nine months ended March 31, 2019 and no net charge-offs during the nine months ended March 31, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 38.0% at March 31, 2019 compared to 64.2% at March 31, 2018.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2019. At the onset of the indirect automobile lending financing program, two qualitative risk factors were increased in order to ensure sufficient allocation of risk related to the new program.  Even with this increase in estimated risk, the calculations show a sufficient level of reserve for potential loan losses.  Presently, the reserve is in excess of the calculated estimate. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest Income. Noninterest income increased $75,000, or 35.9%, to $284,000 for the nine months ended March 31, 2019 from $209,000 for the nine months ended March 31, 2018. Service charges and fees increased $53,000, or 27.6%, for the nine months ended March 31, 2019, compared to the 2018 period. Income from the increase in cash surrender value of bank owned life insurance increased $5,000 and other operating income increased $6,000 in the nine months ended March 31, 2019, compared to the 2018 period. Also, there was a nonrecurring gain on the sale of foreclosed assets of $11,000 realized during the 2019 period.

Noninterest Expense. Noninterest expense increased $3,000, or 0.2%, to $1.8 million for the nine months ended March 31, 2019 compared to $1.8 million for the nine months ended March 31, 2018. Other expenses increased by $67,000, or 49.3%, primarily due to increased loan expense associated with our indirect auto lending program., The indirect lending program is a program where auto loan applications are completed at car dealerships. This program was implemented beginning in June of 2018. Salaries and benefits increased by $24,000, or 3.8%, and financial institution taxes increased $8,000, or 18.2%, primarily due to the increase in capital as a result of the initial stock offering. Professional services decreased $100,000, 30.8%, to $225,000 for the nine months ended March 31, 2019 from $325,000 for the nine months ended March 31, 2018, primarily because of higher accounting costs during the 2018 period, and lower public filing costs in the 2019 period.

Federal Income Taxes. We recognized a federal income tax benefit of $32,000 for the nine months ended March 31, 2019, compared to a $50,000 federal income tax benefit during the nine months ended March 31, 2018, a decrease in benefit of $18,000.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $186,000 and $96,000 for the nine months ended March 31, 2019 and 2018, respectively. Net cash provided by (used in) investing activities was $(1.9 million) and $942,000 for the nine months ended March 31, 2019 and 2018, respectively. The change in cash flows in investing activities resulted primarily from the net increase in loans of $4.3 million, partially offset by maturities of time deposits in other institutions, pay downs of mortgage-backed securities and maturities of available for sale securities. Cash provided by (used in) financing activities was $2.2 million and $(3.4 million) for the nine months ended March 31, 2019 and 2018, respectively. The change is largely due to the fact that we had a net increase in deposits of $1.2 million, period-to-period, and we borrowed $1.5 million in FHLB advances in the nine months ending March 31, 2019, compared to the pay down of $3.5 million in FHLB advances in the same period 2018.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At March 31, 2019, we had $561,000 in outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $556,000 and commitments under home equity lines of credit of $1.7 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from March 31, 2019 totaled $3.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

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

				Total Maximum Number
			Total Number of	of Shares That May
	Total		Shares Purchased as	Yet Be Purchased As
	Number of	Average Price	Part of Publicly	Part of Publicly
	Shares	Paid	Announced Plans or	Announced Plans or
Period	Purchased	per Share	Programs	Programs

January 1 through January 31, 2019	-	$-	-	23,000

February 1 through February 28, 2019	20,261	$13.80	20,261	2,739

March 1 through March 31, 2019	-	$-	-	2,739

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	May 15, 2019	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	May 15, 2019	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

