Form 10-K
period 2019-06-30
Community Savings Bancorp, Inc.
filed 2019-09-27
CIK 1682593

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of December 31, 2018, was approximately $5.5 million.

As of September 27, 2019, there were 408,379 issued and outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K where indicated.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans, the vast majority of which are home equity lines of credit. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2019, $25.2 million, or 81.7% of our total loan portfolio, was comprised of one-to-four-family residential real estate loans. At this date an additional $2.2 million, or 7.2%, of our total loan portfolio was comprised of home equity loans and home equity lines of credit. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion we also utilize funds from a line of credit with another bank. At June 30, 2019, we had $2.5 million in advances outstanding with the FHLB-Cincinnati.

For the fiscal years ended June 30, 2019 and 2018, we had net losses of $159,000 and $1.0 million, respectively.

In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Many landowners in our market area have leased their properties for these purposes, and an increase in the price of oil and gas has generally resulted in increases in deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand. Following a decrease in these commodities prices, as was experienced beginning in 2014 and continuing through fiscal 2019, we have experienced a decrease in some of these revenues and resultant deposits.

Our current business strategy includes continuing our disciplined underwriting practices to maintain our strong asset quality; continuing our emphasis on originating one-to-four-family residential real estate loans; continuing to increase the origination of auto loans held for sale; and enhancing core earnings by increasing lower-cost transaction and savings accounts.

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

Market Area

We conduct our business from our full-service office in Caldwell, Ohio, which is located in and is the County Seat of, Noble County, Ohio, approximately 90 miles southeast of Columbus, Ohio. Noble County is largely rural. We also originate loans in Guernsey, Washington and Monroe Counties, Ohio, and Wood County, West Virginia. In addition, we originate auto loans, which will be held for sale, in many other Ohio counties stretching primarily from the Columbus area to the south and east. In recent years, our market area has been, and we believe will continue to be, significantly affected by the oil and gas exploration industry. Certain residents in our market area derive income from oil and gas exploration-related activities, such as from leasing land for exploration purposes. An increase in the production of oil and gas has generally resulted in increases in revenues and resultant deposits and also decreases in average loan balances, resulting from increased loan pay downs and lower loan demand.

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

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2019, based on the most recent available FDIC data, there were only three FDIC-insured financial institutions with offices in Noble County, of which we ranked third, with a market share of deposits of 17.5%. We do not have a significant market share of either deposits or residential lending in any other county in our market area.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans
One- to four-family residential (1)	$25,249	81.7%	$25,127	78.8%
Home equity lines of credit	2,176	7.0%	1,979	6.2%
Commercial and multi-family	1,269	4.1%	1,927	6.0%
Consumer and other	2,218	7.2%	2,855	9.0%

Total loans	30,912	100.0%	31,888	100.0%

Less:
Allowance for loan losses	(254)		(253)

Total loans receivable, net	$30,658		$31,635

(1)	At June 30, 2019 and 2018 includes $346,000 and $266,000, respectively, of non owner-occupied properties.

Loan Portfolio Maturities. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2019. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in the year ending June 30, 2020. Maturities are based on the final contractual payment date and do not reflect the impact of prepayments and scheduled principal amortization.

	One to four family residential	Home Equity Lines of Credit	Commercial Real Estate and Multi- family	Consumer and Other	Total
	(In thousands)
Due During the Years Ending June 30,
2020	$8	$-	$-	$38	$46
2021	18	-	-	247	265
2022	60	-	-	771	831
2023 to 2024	458	4	145	663	1,270
2025 to 2029	3,683	52	451	245	4,431
2030 to 2034	6,459	110	-	-	6,569
2035 and beyond	14,563	2,010	673	254	17,500

Total	$25,249	$2,176	$1,269	$2,218	$30,912

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at June 30, 2019 that are contractually due after June 30, 2020.

	Due after June 30, 2020
	Fixed	Adjustable	Total
		(In thousands)
Real estate loans:
One- to four-family residential	$23,046	$2,195	$25,241
Home equity lines of credit	-	2,176	2,176
Commercial and multi-family	1,269	-	1,269
Consumer and other	1,900	280	2,180
Total	$26,215	$4,651	$30,866

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

Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Community Savings’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At June 30, 2019, our largest credit relationship consisted of two loans totaling $560,000 and were secured by residential real estate. Our second largest relationship at this date consisted of one loan for $419,000 and was secured by commercial real estate. At June 30, 2019, these loans were performing in accordance with their repayment terms.

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

One- to Four-Family Residential Real Estate Lending. At June 30, 2019, $25.2 million, or 81.7% of our total loans, were secured by one- to four-family residential real estate. We originate both fixed- and adjustable-rate one- to four-family residential real estate loans, and at June 30, 2019, these types of loans were comprised of 91.3% fixed-rate loans, and 8.7% adjustable-rate loans.

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

Our fixed-rate, one- to four-family residential real estate loans are generally underwritten according to Freddie Mac guidelines, typically with terms of 10 to 30 years. We generally originate both fixed- and adjustable-rate one- to four-family residential real estate loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2019 was $484,000 for single-family homes in our market area. On a very limited basis, we also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our one- to four-family residential real estate loans, including $2.2 million of home equity loans and lines of credit, are secured by properties located in our market area. On a limited basis we have made to our existing customers one- to four-family residential real estate loans out of our market area.

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

Home Equity Lines of Credit and Loans. We offer home equity lines of credit and home equity loans, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 80%. We currently offer home equity lines of credit with a draw period of five years and a repayment period of 15 years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 80% for second homes on a case-by-case basis. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At June 30, 2019, we had $2.2 million of home equity lines of credit and fixed-term home equity loans, representing 7.0% of our total loan portfolio. At June 30, 2019, we had no home equity loans or lines of credit that were 60 days or more delinquent. At June 30, 2019, $884,000 of our home equity lines of credit were interest-only loans.

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

Consumer Lending. At June 30, 2019, we had $2.2 million, or 7.2% of our total loan portfolio, in consumer loans, virtually all of which were auto loans, compared to $2.9 million of consumer loans, or 9% of our total loan portfolio at June 30, 2018. Consumer loans have either a variable or fixed-rate of interest for a term of up to six years, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles, or recreational vehicles. Automobile loans are generally limited to 95% of the purchase price (excluding sales tax) with respect to new vehicles, and 80% of retail value or cost, whichever is less, with respect to used vehicles.

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

Loans Held for Sale. Certain originated fixed-rate auto loans are classified as held for sale, because it is management’s intent to sell these auto loans. These auto loans are carried at the lower of aggregate cost or market value. At June 30, 2019 we had $7.1 million in indirect auto loans which are held as available for sale and management’s intent is to sell these loans. Our indirect auto lending program was implemented in June 2018.

Commercial Real Estate and Multifamily Lending. Historically, we have not emphasized commercial real estate and multifamily lending. At June 30, 2019, $1.3 million, or 4.1% of our total loan portfolio, was comprised of commercial real estate and multifamily loans. While our market area does not provide significant opportunities for the origination of commercial real estate and multifamily lending, in the future we will consider purchasing these types of loans, subject to our conservative underwriting standards, within or outside of our market area.

Most of our commercial and multifamily real estate loans have a maximum term of up to 20 years. The interest rates on commercial real estate and multifamily loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At June 30, 2019, our largest commercial real estate loan totaled $419,000 and was secured by a real estate. At that date, our largest multifamily real estate loan totaled $70,000 and was secured by an apartment building. At June 30, 2019, both of these loans were performing in accordance with their terms.

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

We generally retain all shorter-term one- to four-family residential real estate loans that we originate. In recent years, we have sold most of our conforming, fixed-rate, one- to four-family residential real estate loans with terms of greater than 20 years on a servicing-released basis. For the fiscal years ended June 30, 2019 and 2018, we sold no residential real estate loans.

Other than auto loans, historically we have not purchased loans. We purchased no loans during fiscal 2019. During fiscal 2018, we purchased four commercial participation loans for $208,000.

The following table sets forth our loan origination, purchase and principal repayment activity during the periods indicated. We sold no loans during the periods indicated.

	Years ended June 30,
	2019	2018
	(In thousands)
Total loans at beginning of year	$31,888	$31,953

Loans originated:
Real estate loans:
One- to four-family residential	2,879	6,686
Home equity lines of credit	116	661
Commercial and multi-family	169	200
Consumer and other	1,624	626
Total loans originated	4,788	8,173

Loans purchased:
Real estate loans:
Commercial and multi-family	-	208
Consumer and other	-	-
Total loans purchased	-	208

Loans sold:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total loans sold	-	-

Other:
Principal repayments	(5,764)	(8,446)

Net loan activity	(976)	(65)
Total loans, including loans held for sale, at end of year	$30,912	$31,888

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At June 30, 2019, we had $64,000 loans that were classified as troubled debt restructuring. At June 30, 2018, we had $69,000 loans that were classified as troubled debt restructuring.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Totals
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
At June 30, 2019	(Dollars in thousands)
Real estate loans:
One- to four-family residential	6	$250	-	$-	3	$55	9	$305
Home equity lines of credit	3	6	-	-	-	-	3	6
Commercial and multi-family	-	-	-	-	-	-	-	-
Consumer and other	2	29	1	22	-	-	3	51

Total	11	$285	1	$22	3	$55	15	$362

At June 30, 2018
Real estate loans:
One- to four-family residential	6	$271	2	$3	3	$65	11	$339
Home equity lines of credit	-	-	1	4	-	-	1	4
Commercial and multi-family	1	74	-	-	1	13	2	87
Consumer and other	2	12	2	34	-	-	4	46

Total	9	$357	5	$41	4	$78	18	$476

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.” At June 30, 2019 and 2018, we had no loans designated as “special mention.”

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

The following table sets forth our amounts of classified assets as of the dates indicated. Amounts shown at June 30, 2019 and 2018 include approximately $544,000 and $397,000 of nonperforming loans, respectively. The related specific valuation allowance in the allowance for loan losses for such nonperforming loans was $8,000 and $7,000 at June 30, 2019 and 2018, respectively.

	At June 30,
	2019	2018
	(In thousands)
Classified assets:
Substandard loans (1)	$863	$745
Doubtful loans	-	-
Loss loans	-	-
Real estate owned and other repossessed assets	131	9
Total classified assets	994	754
Special mention	-	-
Total criticized assets	$994	$754

(1)	Includes nonaccruing loans that are more than 90 days past due.

Nonperforming Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At June 30,
	2019	2018
	(In thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family residential	$540	$305
Home equity lines of credit	4	5
Commercial and multi-family	-	87
Consumer and other	-	-
Total non-accrual loans	544	397

Accruing loans 90 days or more past due:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total accruing loans 90 days or more past due:	-	-

Total nonperforming loans	544	397

Real estate owned:
One- to four-family residential owner occupied	131	9

Total nonperforming assets	$675	$406

Accruing troubled debt restructurings:
One- to four-family residential	64	69
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total	$64	$69

Ratios:
Total nonperforming loans to total loans	1.76%	1.15%
Total nonperforming assets to total assets	1.29%	0.69%
Total nonperforming loans and TDRs to total loans	1.97%	1.42%
Total nonperforming assets and TDRs to total assets	1.42%	0.85%

For the years ended June 30, 2019 and 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $21,000 and $20,000, respectively. No interest income was recognized on such loans for the years ended June 30, 2019 and 2018 subsequent to their being placed on nonaccrual status.

Other Loans of Concern. At June 30, 2019 and 2018, there were $214,000 and $348,000, respectively, of other loans, all of which were mortgage loans that are classified as substandard, that are not already disclosed in the nonperforming assets and troubled debt restructurings table above where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Year Ended
	June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of year	$253	$253

Charge-offs:
Real estate loans:
One- to four-family residential	14	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total charge-offs	14	-

Recoveries:
Real estate loans:
One- to four-family residential	-	-
Home equity lines of credit	-	-
Commercial and multi-family	-	-
Consumer and other	-	-
Total recoveries	-	-

Net charge-offs	14	-

Provision for loan losses	15	-

Balance at end of year	$254	$253

Ratios:
Net charge-offs to average loans outstanding	0.05%	0.00%
Allowance for loan losses to non-performing loans at end of year	46.69%	63.73%
Allowance for loan losses to total loans at end of year	0.82%	0.79%

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

	At June 30,
	2019			2018
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$173	68.1%	81.7%	$171	67.6%	78.8%
Home equity lines of credit	14	5.5%	7.0%	13	5.1%	6.2%
Commercial and multi-family	6	2.4%	4.1%	10	4.0%	5.9%
Consumer and other	13	5.1%	7.2%	23	63.9%	9.0%
Total allocated allowance	206	81.1%	100.0%	217	140.6%	100.0%
Unallocated allowance	48	18.9%	-	36	14.2%	-
Total allowance for loan losses	$254	100.0%	100.0%	$253	154.8%	100.0%

At June 30, 2019, our allowance for loan losses represented 0.67% of total loans and 46.7% of nonperforming loans, and at June 30, 2018, our allowance for loan losses represented 0.79% of total loans and 63.7% of nonperforming loans. There were $14,000 in net loan charge-offs during the fiscal year 2019, and no net loan charge-offs during the year ended June 30, 2018.

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

Federally chartered savings institutions have authority to invest in various types of assets, including government-sponsored enterprise obligations, securities of various federal agencies, residential mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, debt instruments of municipalities and Fannie Mae and Freddie Mac equity securities. At June 30, 2019, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the FHLB-Cincinnati as well as municipal securities.

U.S. Government and Agency Obligations. At June 30, 2019, we had no U.S. government and agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we may invest in these securities, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Mortgage-Backed Securities. At June 30, 2019, we had mortgage-backed securities with a carrying value of $3.4 million, which constituted 66.5% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Community Savings. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMO”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae. We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase. Our investment in CMOs totaled $170,000 at June 30, 2019.

Municipal Securities. At June 30, 2019, we had taxable municipal securities with a carrying value of $257,000, which constituted 5.0% of our securities portfolio, and non-taxable municipal securities with a carrying value of $1.5 million, which constituted 28.4% of our securities portfolio.

Restricted Stock. We hold common stock of the FHLB-Cincinnati in connection with our borrowing activities. The FHLB-Cincinnati common stock is carried at cost and classified as restricted equity securities. It is not practicable to determine the fair value of FHLB-Cincinnati stock due to restrictions placed on its transferability. We may be required to purchase additional FHLB-Cincinnati stock if we increase borrowings in the future. We also hold stock in our data service provider pursuant to the requirements of the servicing agreement.

The following table sets forth the amortized cost and fair value of our securities portfolio (excluding FHLB-Cincinnati common stock and the stock in our data service provider) at the dates indicated. At the dates indicated, all of our investment securities were held as available-for-sale.

	At June 30,
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,210	$3,235	$4,280	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	169	170	218	214
State and political subdivisions
Taxable	256	257	815	813
Nontaxable	1,447	1,454	1,457	1,432

	$5,082	$5,116	$6,770	$6,651

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. Our deposits are primarily obtained from areas surrounding our office. In fiscal 2019 our total deposits increased 3.4%, while demand deposits saw a decrease of $472,000. Total time deposits increased $250,000 for the same period.

In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions. At June 30, 2019, $8.2 million, or 19.6% of our total deposit accounts, were certificates of deposit, of which $4.1 million had maturities of one year or less.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the years indicated.

	For the Years Ended June 30,
	2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing demand	$7,772	18.8%	0.00%	$8,400	20.4%	0.00%
Interest bearing demand	2,331	5.6%	0.17%	2,201	5.3%	0.18%
Savings	23,656	57.2%	0.26%	22,576	54.7%	0.27%
Certificates of deposit	7,592	18.4%	0.88%	8,076	19.6%	0.74%

	$41,351	100.0%	0.40%	$41,253	100.0%	0.38%

As of June 30, 2019, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $3.4 million. The following table sets forth the maturity of those certificates as of June 30, 2019.

At
June 30, 2019
(In thousands)
Three months or less	$126
Over three months through six months	923
Over six months through one year	247
Over one year to three years	1,718
Over three years	406

Total	$3,420

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2019	2018
	(In thousands)
INTEREST RATE:

Less than 1%	$4,294	$5,096
1.00% - 1.99%	1,755	2,830
2.00% - 2.99%	1,685	-
3.00% - 3.99%	442	-

Total	$8,176	$7,926

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at June 30, 2019.

	At June 30, 2019
	Period to Maturity
	Less than or Equal to One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total
	(Dollars in thousands)
Interest Rate Range:
Less than or equal to 1.00%	$3,393	$854	$78	$-	$4,325	52.9%
1.00% - 1.99%	550	409	558	207	1,724	21.1%
2.00% - 2.99%	162	568	549	406	1,685	20.6%
3.00% - 3.99%	-	-	442	-	442	5.4%

Total	$4,105	$1,831	$1,627	$613	$8,176	100.00%

Borrowings. We may obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. We utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to reprice than our deposits, they can change our interest rate risk profile. At June 30, 2019, we had $2.5 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2019, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $13.2 million. At June 30, 2018, we had $1.0 million in outstanding advances from the FHLB-Cincinnati. At June 30, 2018, based on available collateral and our ownership of FHLB-Cincinnati stock, and based upon our internal policy, we had access to additional FHLB-Cincinnati advances of up to $15.2 million.

In addition, Community Savings has lines of credit arrangements with the Federal Reserve Bank of Cleveland and United Bankers Bank totaling $197,000 and $3.8 million, respectively, at June 30, 2019. No borrowing was outstanding for these lines of credit at June 30, 2019.

The following table sets forth information concerning balances and interest rates on our borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2019	2018
	(Dollars in thousands)
Balance at end of year	$2,500	$1,000
Average balance during year	$1,938	$1,306
Maximum outstanding at any month end	$2,500	$4,500
Weighted average interest rate at end of year	2.83%	4.12%
Average interest rate during year	3.10%	3.75%

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

Employees

As of June 30, 2019 we had 16 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

Examinations and Assessments. Community Savings is primarily supervised by the OCC, and as such is required to file reports with and is subject to periodic examination by the OCC. Community Savings also is required to pay assessments to the OCC to fund the agency’s operations.

Capital Requirements. Federal regulations require FDIC-insured depository institutions, including federal savings associations, to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets and a Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The regulations also establish a minimum required leverage ratio of at least 4% Tier 1 capital. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Community Savings has exercised the opt-out and therefore does not include AOCI in its regulatory capital determinations. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, an institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8% and not more than 10%.  A financial institution can elect to be subject to this new definition.

At June 30, 2019, Community Savings’ capital exceeded all applicable requirements.

Prompt Corrective Action. Under the federal Prompt Corrective Action statute, the OCC is required to take supervisory actions against undercapitalized institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. An institution that has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity Tier 1 ratio of less than 4.5% or a leverage ratio of less than 4% is considered to be “undercapitalized.” A savings institution that has total risk-based capital of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.”

Generally, the OCC is required to appoint a receiver or conservator for a federal savings association that becomes “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5.0% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2019, Community Savings met the criteria for being considered “well capitalized,” which means that its total risk-based capital ratio exceeded 10%, its Tier 1 risk-based ratio exceeded 8.0%, its common equity Tier 1 ratio exceeded 6.5% and its leverage ratio exceeded 5.0%.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of June 30, 2019, Community Savings was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At June 30, 2019, Community Savings satisfied the QTL test.

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

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state. Insurance of Deposit Accounts. Community Savings is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in Community Savings are insured up to a maximum of $250,000 for each separately insured depositor.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) for banks with less than $10 billion of assets currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more were supposed to fund the increase. The FDIC indicated in November 2018 that the 1.35% ratio was exceeded. Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% when the fund ratio achieves 1.38%. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Community Savings. Future insurance assessment rates cannot be predicted.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Proposed Federal Regulation

On September 10, 2018, the OCC issued a proposed rule implementing a section of the Economic Growth, Relief and Consumer Protection Act that permits an eligible federal savings association with total consolidated assets of $20 billion or less as of December 31, 2017 to elect to operate with national bank powers without converting to a national bank charter. An eligible savings association is a federal savings association that: (1) is well capitalized; (2) has a CAMELs composite rating of 1 or 2; (3) has a consumer compliance rating of 1 or 2; (4) has a Community Reinvestment Act rating of “outstanding” or “satisfactory,” if applicable; and (5) is not subject to an enforcement action. The proposed rule is subject to change, and the OCC will issue a final rule after reviewing all comments on the proposal.

Other Regulations

Interest and other charges collected or contracted for by Community Savings are subject to state usury laws and federal laws concerning interest rates. Community Savings’ operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Community Savings also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Federal Home Loan Bank System

Community Savings is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Community Savings was in compliance with this requirement at June 30, 2019. Based on redemption provisions of the FHLB-Cincinnati, the stock has no quoted market value and is carried at cost. Community Savings reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB-Cincinnati. As of June 30, 2019, no impairment has been recognized.

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

Capital. Savings and loan holding companies have historically not been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the Federal Reserve Board to establish for all bank and savings and loan holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. However, the Federal Reserve Board has extended to savings and loan holding companies the applicability of the “Small Bank Holding Company” exception to its consolidated capital requirements and, as a result of recent legislation, increased the threshold for the exception from $1.0 billion in assets to $3.0 billion. As a result, savings and loan holding companies with less than $3.0 billion in consolidated assets are generally not subject to the capital requirements unless otherwise advised by the Federal Reserve Board.

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

In order for Community Savings Bancorp, Inc. to be regulated as a savings and loan holding company by the Federal Reserve Board, rather than as a bank holding company, Community Savings must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At June 30, 2019, Community Savings maintained 66.6% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2019, Community Savings had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. The Tax Cuts and Jobs Act, implemented in December 2017, eliminated the net operating loss carryback provisions and provided for no expiration of the carryforward of net operating losses incurred after the passage of the Act. At June 30, 2019, Community Savings had $2.1 million of federal net operating loss carryforwards and no Ohio state net operating loss carryforwards available for future use.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At June 30, 2019, Community Savings had no capital loss carryover.

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

ITEM 1B.               Unresolved Staff Comments

None.

ITEM 2.                  Properties

At June 30, 2019, the net book value of our properties was $376,000. We own our full-service office located at 425 Main Street, Caldwell, Ohio and believe that our current facilities are adequate to meet our present and foreseeable needs, other than modest and customary repair and replacement needs.

ITEM 3.                  Legal Proceedings

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.                  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Pink Marketplace under the symbol “CCSB.” The approximate number of holders of record of Community Savings Bancorp, Inc. common stock as of September 27, 2019 was 57. Certain shares of Community Savings Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Community Savings Bancorp, Inc.’s common stock for the fiscal years ended June 30, 2019 and 2018.

	High	Low
Quarter ended June 30, 2019	$14.50	$12.76
Quarter ended March 31, 2019	14.50	12.56
Quarter ended December 31, 2018	14.90	12.90
Quarter ended September 30, 2018	14.50	15.42
Quarter ended June 30, 2018	15.00	14.05
Quarter ended March 31, 2018	14.25	13.55
Quarter ended December 31, 2017	14.00	12.66
Quarter ended September 30, 2017	14.00	13.25

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, consumer loans and home equity loans. To a lesser extent, we also originate commercial real estate and multifamily loans. At June 30, 2019, $25.2 million, or 81.7% of our total loan portfolio, was comprised of one- to four-family residential real estate loans, and at this date an additional $2.2 million, or 7.0% of our total loan portfolio, was comprised of home equity loans. We offer a variety of deposit accounts, including interest-bearing and noninterest-bearing demand accounts, savings accounts and certificates of deposit. We utilize advances from the FHLB-Cincinnati for asset/liability management purposes. On occasion, we also utilize funds from a line of credit with another bank. At June 30, 2019, we had $2.5 million in advances outstanding with the FHLB-Cincinnati.

Community Savings is subject to comprehensive regulation and examination by its primary federal regulator, the OCC.

Business Strategy

Our principal objective is to build long-term value for our shareholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

•	Prudently growing our asset size by continuing to emphasize the origination of one- to four-family residential real estate loans, including an increased emphasis on originating these types of loans in Washington and Monroe Counties, Ohio. We will continue to emphasize the origination of one- to four-family residential real estate loans in our market area. At June 30, 2019, $25.2 million, or 81.7% of our total loan portfolio, consisted of one- to four-family residential real estate loans. We will continue to originate these types of loans because it is a strong recurring source of interest income.

•	Continuing to emphasize disciplined underwriting practices in order to maintain the quality of our loan portfolio. As we emphasize slow and steady growth in our loan portfolio, we intend to maintain strict, quality-oriented loan underwriting and monitoring processes. At June 30, 2019 and 2018, we had $544,000 and $397,000 of nonperforming loans, respectively, which includes $55,000 and $78,000 of loans 90 days or more delinquent, respectively.

•	Continuing to supplement our one- to four-family residential real estate lending with the origination of non-residential lending and indirect auto lending. We intend to continue to originate consumer and home equity loans and lines of credit. Additionally, although there are limited opportunities for the origination of commercial real estate loans in our market area, we would consider purchasing commercial real estate loans, subject to our strict underwriting criteria. Our own indirect auto lending program has been fully implemented with focus on prime credit. This program will improve yield as well as interest rate risk management.

•	Continuing to rely on our historically favorable funding mix which emphasizes lower-cost transaction and savings accounts. During the fiscal years ended June 30, 2019 and 2018, the average balance of our certificates of deposits comprised 18.4% and 19.6% of total average deposits, with core deposits (statements savings, noninterest-bearing demand and interest-bearing demand accounts) comprising the remainder. We will continue to emphasize accruing these lower-cost core deposits which will benefit our net interest spread.

•	Continuing to manage interest rate risk. We intend to continue to sell our conforming, fixed-rate one- to four-family residential real estate loans with maturities of greater than 20 years, as needed in order to manage interest rate risk. Additionally we intend to continue to emphasize the origination of home equity loans and lines of credit, which generally have adjustable rates of interest and have shorter terms to maturity than our one- to four-family residential real estate loans.

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

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total Assets. Total assets increased $2.2 million, or 4.6%, to $52.2 million at June 30, 2019 from $50.0 million at June 30, 2018. The increase was due to increases in consumer loans, offset by a decrease in cash and cash equivalents, and maturities of investment securities and interest-earning time deposits in other institutions.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.5 million, or 34.9%, to $2.8 million at June 30, 2019 from $4.3 million at June 30, 2018. The decrease in cash and cash equivalents was primarily due to an increase in consumer loans, partially offset by an increase in FHLB advances, and maturities of interest-earning time deposits in other institutions and investment securities available-for-sale.

Securities available-for-sale. Investment securities available-for-sale decreased $1.5 million, or 23.1%, to $5.1 million at June 30, 2019 from $6.7 million at June 30, 2018. The decrease in securities available-for-sale was primarily due to maturities and repayments of $1.5 million.

Net Loans. Net loans decreased $976,000, or 3.1%, to $30.7 million at June 30, 2019, from $31.6 million at June 30, 2018. The increase in net loans was due primarily to an increase of $122,000, or 0.49%, in one- to four-family residential loans, to $25.2 million at June 30, 2019, from $25.1 million at June 30, 2018, an increase of $197,000, or 10.0%, in home equity lines of credit, to $2.2 million at June 30, 2019, from $2.0 million at June 30, 2018, partially offset by a decrease of $658,000, or 34.1%, in commercial loans, to $1.3 million at June 30, 2019, from $1.9 million at June 30, 2018, and a decrease of $637,000, or 22.3%, in consumer and other loans, to $2.2 million at June 30, 2019, from $2.8 million at June 30, 2018.

For years prior to fiscal 2017, we had purchased auto loans through one third-party referral source that has since sold its business. The outstanding balance of auto loans purchased totaled $972,000 at June 30, 2019. Although automobile loans generally have greater risk of loss or default than one- to four-family residential real estate loans, management attempted to address these inherent risks by lending primarily on late-model used vehicles for which, generally, most of the asset’s rapid depreciation has already occurred. Automobile loans generally have higher yields than one- to four-family residential real estate loans and also have shorter maturities, consistent with our effort to improve our interest rate risk profile. We expect our consumer loans to continue to increase in the coming quarters due to the implementation of our new indirect auto lending program.

Loans Held for Sale. At June 30, 2019 we had $7.1 million in indirect auto loans. These loans are classified as held for sale because it is management’s intent to sell these loans. Our indirect auto lending program commenced in July of 2018. The program consists of a network of auto dealerships which refer loans to Community Savings.

Deposits. Deposits increased $1.4 million, or 3.5%, to $41.8 million at June 30, 2019 from $40.4 million at June 30, 2018. Savings and money market accounts increased $1.6 million, certificates of deposit increased $250,000, while demand deposits decreased $472,000.

Bank Owned Life Insurance. During fiscal 2018, Community Savings purchased Bank Owned Life Insurance to help protect against the loss of the President. The initial periodic premium amount was $750,000. At June 30, 2019, the coverage value was $2.5 million and the cash surrender value was $793,000. At June 30, 2018, the coverage value was $2.5 million and the cash surrender value was $769,000.

FHLB Advances. FHLB-Cincinnati advances increased $1.5 million, or 150.0%, to $2.5 million at June 30, 2019, from $1.0 million at June 30, 2018, as we utilized those advances to fund increasing loan demand.

Equity. Total equity decreased $598,000, or 7.2%, to $7.7 million at June 30, 2019, from $8.3 million at June 30, 2018. The decrease was due primarily to a net loss of $159,000 during the year ended June 30, 2019 and a $593,000 stock buyback, partially offset by an increase in accumulated other comprehensive income of $121,000 during the period.

Comparison of Operating Results for the Fiscal Years Ended June 30, 2019 and 2018

General. For the fiscal year ended June 30, 2019, we had a net loss of $159,000 compared to a net loss of $1.0 million for the fiscal year ended June 30, 2018, a decrease net loss of $855,000. The decrease in net loss was due primarily to a $732,000 decrease in noninterest expense, a $180,000 increase in net interest income, and a $127,000 increase in noninterest income, partially offset by a $184,000 decrease in federal income tax benefits.

Interest Income. Interest income increased $198,000, or 11.1%, to $2.0 million for the fiscal year ended June 30, 2019 from $1.8 million for the fiscal year ended June 30, 2018. The increase resulted primarily from a $205,000 increase in loan interest income and an increase of $26,000 in interest on interest-earning deposits, partially offset by a decrease of $32,000 in interest on investments. The average balance of investment securities decreased $1.9 million, or 24.5%, to $5.8 million during the fiscal year ended June 30, 2019 from $7.7 million during the fiscal year ended June 30, 2018, and the average yield on investment securities increased 13 basis points to 2.27% for fiscal 2019 from 2.14% for fiscal 2018. The decrease in average balance of investment securities resulted from maturities and pay downs of investment securities. The average balance of loans receivable increased $2.8 million, or 8.7%, to $35.3 million during the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018, and the average yield on loans increased 22 basis points to 4.65% during fiscal 2019 from 4.43% during fiscal 2018, reflecting higher market interest rates.

Interest Expense. Interest expense increased $18,000, or 10.3%, to $193,000 for the fiscal year ended June 30, 2019 from $175,000 for the fiscal year ended June 30, 2018. Interest expense on deposits increased $7,000, or 5.6%, to $133,000 for fiscal 2019 from $126,000 for fiscal 2018. The increase was primarily due to an increase of two basis points in the average cost of interest-bearing deposits to 0.40% for the fiscal year ended June 30, 2019 from 0.38% for the fiscal year ended June 30, 2018 and an increase of $725,000, or 2.2%, in the average balance of interest-bearing deposits to $33.6 million for fiscal 2019 from $32.9 million for fiscal 2018, reflecting the effects of an increasing interest rate environment. Interest expense on borrowings increased $11,000 to $60,000 for the fiscal year ended June 30, 2019 from $49,000 for the fiscal year ended June 30, 2018. The average balance of advances increased $1.0 million to $2.3 million for the fiscal year ended June 30, 2019 from $1.3 million for the fiscal year ended 2018, while the average cost of these advances decreased 112 basis points to 2.63% from 3.75% year to year, as we renewed a long term advance at a lower interest rate.

Net Interest Income. Net interest income increased $165,000, or 10.3%, to $1.8 million for the fiscal year ended June 30, 2019 from $1.6 million for the fiscal year ended June 30, 2018. The increase resulted from an increase of 36 basis points in our interest rate spread to 3.52% for fiscal 2019 from 3.16% for fiscal 2018. Our net interest margin increased by 35 basis points to 3.66% for fiscal 2019 from 3.31% for fiscal 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded $15,000 toward the provision for loan losses for the fiscal year ended June 30, 2019. We did not record a provision for loan losses for the fiscal year ended June 30, 2018. The allowance for loan losses was $254,000, or 0.8%, of total loans at June 30, 2019. The allowance for loan losses was $253,000, or 0.8% of total loans, at June 30, 2018. Total nonperforming loans were $544,000 at June 30, 2019, compared to $397,000 at June 30, 2018. Classified (substandard, doubtful and loss) loans were $863,000 at June 30, 2019, compared to $745,000 at June 30, 2018, and total loans past due greater than 30 days were $409,000 and $476,000 at June 30, 2019 and June 30, 2018, respectively. We had net charge offs of $14,000 during the fiscal year ended June 30, 2019. We had no net charge-offs during fiscal 2018. As a percentage of nonperforming loans, the allowance for loan losses was 46.7% at June 30, 2019 compared to 63.7% at June 30, 2018.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income increased $127,000, or 45.7%, to $405,000 for the fiscal year ended June 30, 2019 from $278,000 for the fiscal year ended June 30, 2018. The increase was due primarily to an increase of $69,000 in service charges and fees, a $47,000 increase in gain on the sale of foreclosed assets, an increase of $6,000 in other operating income, and an increase of $5,000 in cash surrender value of bank owned life insurance.

Noninterest Expense. Noninterest expense decreased $747,000, or 23.9%, to $2.4 million for the fiscal year ended June 30, 2019 compared to $3.1 million for the fiscal year ended June 30, 2018. The decrease was due primarily to a decrease in salaries and employee benefits and professional services. Salaries and employee benefits decreased $743,000, or 45.0%, to $907,000 for the fiscal year ended June 30, 2019 compared to $1.7 million for the fiscal year ended 2018. This was due primarily to a one-time lump sum payment in the amount of $800,000, during fiscal 2018, to Pentegra for funding the shortfall of the defined benefit plan. The funding shortfall was part of the expense which was disclosed in the 2017 Annual Report on Form 10-K. Professional services were down $132,000, or 32.0% to $280,000 for the fiscal year ended June 30, 2019, from $412,000 for the fiscal year ended 2018, primarily to do a decrease in accounting and public filing related costs.

We expect to withdraw from the defined benefit plan and there may be further costs in connection with this withdrawal.

Federal Income Taxes. Federal income tax benefits decreased to a $43,000 benefit for the fiscal year ended June 30, 2019 from a benefit of $227,000 during the fiscal year ended June 30, 2018. The increase in tax benefit resulted from a decrease in net loss of pre-tax income of $1.0 million during fiscal 2019.

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

	For the Years Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$35,258	$1,640	4.65%	$32,427	$1,435	4.43%
Investment securities	5,775	131	2.27%	7,654	164	2.14%
Other interest-earning assets (1)	7,606	204	2.68%	8,361	178	2.13%
Total interest-earning assets	48,639	1,975	4.06%	48,442	1,777	3.67%
Noninterest-earning assets	3,395			2,916
Allowance for loan losses	(248)			(253)
Total assets	$51,786			$51,105

Interest-bearing liabilities:
Demand accounts	$2,331	4	0.17%	$2,201	4	0.18%
Savings and money market accounts	23,656	62	0.26%	22,577	62	0.27%
Certificates of deposit	7,592	67	0.88%	8,076	60	0.74%
Total deposits	33,579	133	0.40%	32,854	126	0.38%
FHLB advances	2,280	60	2.63%	1,306	49	3.75%
Total interest-bearing liabilities	35,859	193	0.54%	34,160	175	0.51%
Noninterest-bearing liabilities	8,131			7,988
Total liabilities	43,990			42,148
Equity	7,796			8,957
Total liabilities and equity	$51,786			$51,105

Net interest income		$1,782			$1,602
Net interest rate spread (2)			3.52%			3.16%
Net interest-earning assets (3)	$12,780			$14,282
Net interest margin (4)			3.66%			3.31%
Average interest-earning assets to interest-bearing liabilities	135.64%			141.81%

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

	Years Ended June 30,
	2019 vs. 2018
			Total
	Increase (decrease) due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$141	$64	$205
Investment securities	(43)	10	(33)
Other interest-earning assets	(17)	43	26
Total interest-earning assets	81	117	198

Interest-bearing liabilities:
Interest-bearing demand	-	-	-
Savings accounts	-	-	-
Certificates of deposit	(3)	10	7
Total deposits	(3)	10	7
Borrowings	29	(18)	11
Total interest-bearing liabilities	26	(8)	18

Change in net interest income	$55	$125	$180

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

The table below sets forth, as of June 30, 2019, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates	Estimated	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
(basis points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
		(Dollars in thousands)
+300	$8,185	$(1,813)	(18.14)%	16.63%	(196)
+200	8,915	(1,084)	(10.84)%	17.55%	(105)
+100	9,554	(444)	(4.44)%	18.25%	(35)
—	9,998	--	--%	18.59%	--
-100	10,192	193	1.93%	18.53%	(6)

(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2019, in the event of a 200 basis point increase in interest rates, we would experience a 10.84% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 1.93% increase in net portfolio value.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash (used in) operating activities was $(7.3 million) and $(890,000) for the fiscal years ended June 30, 2019 and 2018, respectively. Net cash (used in) provided by investing activities was $(3.6 million) and $1.1 million in fiscal 2019 and 2018, respectively. The change in cash flows in investing activities resulted primarily from the increase in loans held for sale in fiscal year 2019 as compared to the prior fiscal year. Cash provided by (used in) financing activities was $2.3 million and $(4.6 million) in fiscal 2019 and 2018, respectively. The change in cash provided by (used in) financing activities is primarily due to an increase in net change of deposits of $2.5 million during the year ending 2019, an increase of $1.5 million in proceeds from FHLB advances compared to a pay down of $3.5 million in the prior year, and a decrease of $593,000 in cash resulting from the stock buyback.

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2019, Community Savings exceeded all regulatory capital requirements and was categorized as “well capitalized” under regulatory guidelines.

At June 30, 2019, we had outstanding commitments to originate loans of $252,000, commitments under undisbursed construction loans of $320,000 and commitments under home equity lines of credit of $1.8 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2019 totaled $4.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We have, in the past, sold our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years to Community Mortgage Network. In the fiscal year ended June 30, 2019, we sold no loans. Subject to our ongoing interest rate risk analysis, we generally intend to continue to utilize the option to sell our conforming fixed-rate one- to four-family residential real estate loans with terms of greater than 20 years that we originate from time to time. Under specific circumstances, we may be obligated to repurchase certain loans as required by the sales agreement. Based on our historical experience, our reserve at June 30, 2019 was deemed immaterial.

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

ITEM 8.                  Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.               Controls and Procedures

(a)            An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Controller and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)            Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).” Based on such assessment, management believes that, as of June 30, 2019, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only the management’s report in this annual report.

During the quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.               Other Information

Date of Annual Meeting of Stockholders.

The 2019 Annual Meeting of Stockholders of Community Savings Bancorp, Inc. is expected to be held on Monday, November 18, 2019 at 5:00 pm local time at the Bank’s office located at 425 Main St., Caldwell, Ohio 43724.

PART III

ITEM 10.                Directors, Executive Officers and Corporate Governance

The Company has adopted a Code of Ethics that is applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. This Code is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. There were no amendments made to or waivers from the Company’s Code of Ethics in fiscal 2019. The Code of Ethics is available on our website at www.mycommunitysavings.com. Additionally, persons interested in obtaining a copy of the Code of Ethics may do so by writing to the Company at: Community Savings Bancorp, Inc., 425 Main Street, Caldwell, Ohio 43724, Attention, Corporate Secretary.

Information concerning directors and executive officers of the Company is incorporated herein by reference to the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), specifically the section captioned “Proposal I – Election of Directors.”

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

PART IV

ITEM 15.                Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of June 30, 2019 and 2018

(C)	Consolidated Statements of Operations for the years ended June 30, 2019 and 2018

(D)	Consolidated Statements of Comprehensive Loss for the years ended June 30, 2019 and 2018

(E)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2019 and 2018

(F)	Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

(G)	Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*

3.2	Bylaws of Community Savings Bancorp, Inc.*

4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*

10.1	Employment Agreement of Alvin B. Parmiter*

10.2	Executive life insurance bonus for Alvin B. Parmiter**

10.3	2018 Equity Incentive Plan***

21	Subsidiaries

23.1	Consent of Auditor
23.2	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.
**	Incorporated by reference to the Company’s current reports on Form 8-K filed on August 28, 2019.
***	Incorporated by reference to the Company’s definitive proxy statement filed on January 12, 2018.

ITEM 16.                Form 10-K Summary

None.

Community Savings Bancorp, Inc.

Consolidated Financial Statements and Report of Independent

Registered Public Accounting Firm

June 30, 2019 and 2018

Community Savings Bancorp, In.

June 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Community Savings Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Community Savings Bancorp, Inc. and subsidiary (the “Company”) as of June 30, 2019; the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended; and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2018.

/s/ S.R Snodgrass, P.C.

Cranberry Township, Pennsylvania
September 27, 2019

S.R. Snodgrass, P.C. • 2009 Mackenzie Way, Suite 340 • Cranberry Township, Pennsylvania 16066 • Phone: 724-934-0344 • Fax: 724-934-0345

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and

Shareholders of Community Savings Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Community Savings Bancorp, Inc. and Subsidiary (the Company) as of June 30, 2018, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2015 to 2018.

Parkersburg, West Virginia

September 27, 2019

The Virginia Center	Towne Square | 201 Third Street	Wharf District
1411 Virginia Street, East | Suite 100	PO Box 149	68 Clay Street | Suite C
Charleston, WV 25301	Parkersburg, WV 26102	Morgantown, WV 26501
MAIN (304) 343-4126	MAIN (304) 485-6584	MAIN (304) 554-3371	suttlecpas.com
FAX (304) 343-8008	FAX (304) 485-0971	FAX (304) 554-3410	cpa@suttlecpas.com

Community Savings Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2019 and 2018

(In thousands, except share data)

	June 30,	June 30,
	2019	2018
Assets
Cash and due from banks	$1,768	$2,222
Interest-earning demand deposits in other financial institutions	1,075	2,082

Cash and cash equivalents	2,843	4,304

Interest-earning time deposits in other financial institutions	3,595	4,595
Investment securities available-for-sale, at fair value	5,116	6,651
Restricted Stock	940	940
Loans held for sale	7,127	-
Loans	30,912	31,888
Less: allowance for loan losses	(254)	(253)
Loans, net	30,658	31,635
Premises and equipment, net	376	422
Foreclosed assets, net	131	9
Accrued interest receivable	125	135
Bank owned life insurance	793	769
Other assets	518	508

Total assets	$52,222	$49,968

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$9,934	$10,406
Savings and money market	23,641	22,067
Time	8,176	7,926

Total deposits	41,751	40,399

Federal Home Loan Bank advances	2,500	1,000
Payments by borrowers for taxes and insurance	109	92
Other liabilities	173	190

Total liabilities	44,533	41,681

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized,none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized,408,379 and 441,290 shares issued and outstanding as of June 30,2019 and 2018, respectively	4	4
Additional paid in capital	2,859	3,264
Unearned employee stock ownership plan (ESOP) shares	(295)	(311)
Retained earnings	5,094	5,424
Accumulated other comprehensive income (loss)	27	(94)

Total shareholders' equity	7,689	8,287

Total liabilities and shareholders' equity	$52,222	$49,968

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

Years Ended June 30, 2019 and 2018

(In thousands, except share data)

	Years Ended June 30,
	2019	2018
Interest Income
Loans, including fees	$1,640	$1,435
Taxable securities	96	124
Tax exempt securities	39	40
Interest-earning deposits	204	178

Total interest income	1,979	1,777

Interest Expense
Deposits	133	126
Federal Home Loan Bank advances	60	49

Total interest expense	193	175

Net Interest Income	1,786	1,602

Provision for Loan Losses	15	-

Net Interest Income After Provision for Loan Losses	1,771	1,602

Noninterest Income
Service charges and fees	324	255
Gain on sale of foreclosed assets, net	47	-
Increase in cash surrender value-bank owned life insurance	24	19
Other operating	10	4

Total noninterest income	405	278

Noninterest Expense
Salaries, employee benefits and directors fees	907	1,650
Occupancy and equipment	122	104
Data processing	325	338
Correspondent bank service charges	236	225
Franchise taxes	68	63
FDIC insurance premiums	18	16
Professional services	283	412
Advertising	24	22
Office supplies	97	93
Impairment of foreclosed assets	-	8
Other	298	190

Total noninterest expense	2,378	3,121

Loss Before Federal Income Tax Benefit	(202)	(1,241)

Federal Income Tax Benefit	(43)	(227)

Net loss	$(159)	$(1,014)

Loss per share - basic and diluted	$(0.40)	$(2.48)

Weighted-average shares outstanding - basic and diluted	392,896	409,417

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended June 30, 2019 and 2018

(In Thousands)

	Years Ended June 30,
	2019	2018
Net loss	$(159)	$(1,014)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$153	(156)

Tax effect	(32)	42

Total other comprehensive income (loss)	121	(114)

Comprehensive loss	$(38)	$(1,128)

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended June 30, 2019 and 2018

(In Thousands)

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
Balance at June 30, 2017	$-	$4	$3,258	$(327)	$6,433	$25	$9,393

Net loss	-	-	-	-	(1,014)	-	(1,014)

ESOP shares earned	-	-	6	16	-	-	22

Other comprehensive loss	-	-	-	-	-	(114)	(114)

Reclassification of certain tax effects from
accumulated other comprehensive income	-	-	-	-	5	(5)	-

Balance at June 30, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

Net loss	-	-	-	-	(159)	-	(159)

ESOP shares earned	-	-	5	17	-	-	22

Equity incentive shares vested	-	-	12	-	-	-	12

Other comprehensive income	-	-	-	-	-	121	121

Stock buyback (42,261 shares)	-	-	(422)	-	(171)	-	(593)

Balance at June 30, 2019	$-	$4	$2,859	$(294)	$5,094	$27	$7,689

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended June 30, 2019 and 2018

(In Thousands)

	Years Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(159)	$(1,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	66
Deferred income tax benefit	(43)	(227)
Amortization of premiums and discounts on securities, net	64	150
Gain on reposession of foreclosed assets	(47)	-
Provision for loan loss	15	-
Impairment loss on foreclosed real estate	-	8
ESOP shares earned	22	22
Stock awards	11	-
Bank owned life insurance-cash surrender value	(24)	(19)
Originations of loans held for sale	(8,153)	-
Proceeds from principal collected on loans held for sale	1,294	-
Net changes in:
Accrued interest receivable	10	17
Other assets	(296)	26
Other liabilities	(16)	81

Net cash used in operating activities	(7,257)	(890)

Cash Flows from Investing Activities
Deposits in interest-earning time deposits in other financial institutions	-	(2,508)
Maturities in interest-earning time deposits in other financial institutions	1,000	2,493
Proceeds from maturities of available for sale securities	550	555
Principal repayments of available for sale mortgage-backed securities	1,074	1,332
Purchase of loans	-	(208)
Net loan (originations) repayment	915	227
Purchase of premises and equipment	(19)	(30)
Purchase of bank owned life insurance	-	(750)

Net cash (used in) provided by investing activities	3,520	1,111

Cash Flows from Financing Activities
Net change in deposits	1,352	(1,120)
Proceeds from Federal Home Loan Bank advances	1,500	-
Repayment of Federal Home Loan Bank advances	-	(3,500)
Payments by borrowers for taxes and insurance	17	4
Stock buyback	(593)	-

Net cash provided by ( used in) financing activities	2,276	(4,616)

Net Change in Cash and Cash Equivalents	(1,461)	(4,395)

Beginning Cash and Cash Equivalents	4,304	8,699

Ending Cash and Cash Equivalents	$2,843	$4,304

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$193	$175
Supplemental Disclosure of Noncash Investing Activities
Transfers from loans to foreclosed assets	$144	$-

See Notes to Consolidated Financial Statements

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

The Bank conducts a general banking business in eastern Ohio, which primarily consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer, and commercial purposes. The Bank’s profitability is significantly dependent on its net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on those balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside management’s control. The Company is recognized as an emerging growth company.

Principles of Consolidation

The consolidated financial statements as of and for the fiscal years ended June 30, 2019 and 2018, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings. Intercompany transactions and balances have been eliminated in consolidation.

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

Years Ended June 30, 2019 and 2018

From time to time, the Company’s deposits in other financial institutions may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be low based upon the quality of the institutions where the amounts are maintained.

Interest-Earning Time Deposits in Other Financial Institutions

Interest-earning time deposits in other financial institutions mature through fiscal year 2028 and are carried at cost. Rates on these deposits are in a range of 1.65% to 3.00% with an average yield of 2.35%.

Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are recognized in interest income using the level-yield method over the terms of the securities, without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the statements of operations and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss).  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Restricted Stock

Restricted stock consists of stock in the Federal Home Loan Bank of Cincinnati (“FHLB”) and a required investment in the stock of the Company’s data processing service provider. FHLB stock is a required investment, based on a predetermined formula, for institutions that are members of the FHLB system. The investment in both common stocks is carried at cost, classified as restricted securities, and evaluated for impairment based on ultimate recovery of par value. Dividends are reported as income. The Company’s restricted stock consists of $915,000 of stock in the FHLB and $25,000 of stock in the Company’s data service provider at both June 30, 2019 and 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Loans Held for Sale

Certain originated fixed-rate auto loans are classified as held for sale, because it is management’s intent to sell these auto loans. The auto loans are carried at the lower of aggregate cost or market value.

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

Years Ended June 30, 2019 and 2018

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

Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported at the present value of future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of collateral.

Troubled debt restructurings are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

Years Ended June 30, 2019 and 2018

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

Foreclosed Assets

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2019 and 2018 included with other assets are $131,000 and $9,000, respectively, of foreclosed assets. These foreclosed assets consist of residential mortgages that were foreclosed on or received vis a deed in lieu transaction prior to the period end. As of June 30, 2019, the Company has initiated formal foreclosure proceedings on $55,000 in residential mortgages, which have not yet been transferred into foreclosed assets.

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

Years Ended June 30, 2019 and 2018

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

The Company is no longer subject to tax examinations by tax authorities for years ended before June 30, 2016. As of June 30, 2019, the Company had no material uncertain tax positions. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available-for-sale securities.

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

Years Ended June 30, 2019 and 2018

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

Loss per share for the year ended June 30, 2019 was $(0.40), calculated using a weighted-average shares outstanding of 422,316 less 29,420 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at June 30, 2019. Loss per share for the year ended June 30, 2018 was $(2.48), calculated using a weighted-average shares outstanding of 440,471 less 31,054 shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at June 30, 2019.

Note 2:        Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
June 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,210	$38	$(14)	$3,234
Collateralized mortgage obligations of government sponsored entities - residential	169	2	-	171
State and political subdivisions
Taxable	256	1	-	257
Nontaxable	1,447	7	-	1,454

	$5,082	$48	$(14)	$5,116

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities -residential	$4,280	$6	$(94)	$4,192
Collateralized mortgage obligations of government sponsored entities - residential	218	1	(5)	214
State and political subdivisions
Taxable	815	1	(3)	813
Nontaxable	1,457	1	(26)	1,432

	$6,770	$9	$(128)	$6,651

The amortized cost and fair value of available-for-sale securities at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

	Amortized	Fair
	Cost	Value
	(In thousands)
Five to ten years	$287	$287
Beyond ten years	1,416	1,424

	1,703	1,711
Mortgage-backed securities of U.S. government sponsored entities - residential	3,210	3,234
Collateralized mortgage obligations of government sponsored entities - residential	169	171

Totals	$5,082	$5,116

The Company had no sales of investment securities during the years ended June 30, 2019 and 2018, respectively.

The Company has pledged certain of its investment securities with a carrying value of $1.3 million and $1.7 million at June 30, 2019 and 2018, respectively.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and 2018. The number of securities in a loss position was 4 and 22 at June 30, 2019 and 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2019
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$-	$-	$1,212	$(14)	$1,212	$(14)

	$-	$-	$1,212	$(14)	$1,212	$(14)
June 30, 2018
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$1,777	$(31)	$1,568	$(63)	$3,345	$(94)
Collateralized mortgage obligations of government sponsored entities - residential	121	(5)	-	-	121	(5)
State and political subdivisions
Taxable	-	-	510	(3)	510	(3)
Nontaxable	531	(3)	363	(23)	894	(26)

	$2,429	$(39)	$2,441	$(89)	$4,870	$(128)

Other-than-temporary Impairment

At June 30, 2019 and 2018, the decline in fair value of the Company’s investment securities is attributable to changes in interest rates and not credit quality. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost bases, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019 and 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Note 3:        Loans and Allowance for Loan Losses

Loans at June 30, 2019 and 2018 include:

	2019	2018
	(In thousands)
Real estate
Residential	$25,249	$25,127
Home equity lines of credit	2,176	1,979
Commercial and multi-family	1,269	1,927
Consumer and other	2,218	2,855

Total loans	30,912	31,888

Allowance for loan losses	(254)	(253)

Net loans	$30,658	$31,635

The premium on loans purchased is included in the loan balances of consumer and other. The amounts of the premiums were $47,000 and $81,000 for the years ended June 30, 2019 and 2018, respectively.

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

Years Ended June 30, 2019 and 2018

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

Commercial Real Estate

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography, and risk grade criteria. In general, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.

Consumer Loans

Consumer loans entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. Most of our consumer loans are indirect auto loans. These loans are initiated by the auto dealerships which we have partnered with. Management’s intent is to sell these loans.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The following tables present by portfolio segment, the activity in the allowance for loan losses for the years ended June 30, 2019 and 2018, and the recorded investment in loans and impairment method as of June 30, 2019 and 2018:

	June 30, 2019
	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2018	$171	$13	$10	$23	$36	$253
Provision for loan losses	16	1	(4)	(10)	12	15
Charge-offs	(14)	-	-	-	-	(14)
Recoveries	-	-	-	-	-	-

Balance, June 30, 2019	$173	$14	$6	$13	$48	$254

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$8	$-	$-	$-	$-	$8

Ending balance, collectively evaluated for impairment	$165	$14	$6	$13	$48	$246

Loans:
Ending balance	$25,249	$2,176	$1,269	$2,218		$30,912

Ending balance; individually evaluated for impairment	$605	$5	$-	$-		$610

Ending balance; collectively evaluated for impairment	$24,644	$2,171	$1,269	$2,218		$30,302

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

	June 30, 2018
	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2017	$162	$21	$8	$20	$42	$253
Provision for loan losses	9	(8)	2	3	(6)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, June 30, 2018	$171	$13	$10	$23	$36	$253

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$7	$-	$-	$-	$-	$7

Ending balance, collectively evaluated for impairment	$164	$13	$10	$23	$36	$246

Loans:
Ending balance	$25,127	$1,979	$1,927	$2,855		$31,888

Ending balance; individually evaluated for impairment	$374	$5	$87	$-		$466

Ending balance; collectively evaluated for impairment	$24,753	$1,974	$1,840	$2,855		$31,422

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The following table presents the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2019 and 2018:

	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
	(In thousands)
June 30, 2019
Pass	$24,391	$2,171	$1,269	$2,218	$30,049
Special mention	-	-	-	-	-
Substandard	858	5	-	-	863

Total	$25,249	$2,176	$1,269	$2,218	$30,912

June 30, 2018
Pass	$24,507	$1,941	$1,840	$2,855	$31,143
Special mention	-	-	-	-	-
Substandard	620	38	87	-	745

Total	$25,127	$1,979	$1,927	$2,855	$31,888

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The following table presents the Company’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2019 and 2018:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
June 30, 2019
Real estate
Residential	$250	$-	$55	$305	$24,944	$25,249
Home equity lines of credit	6	-	-	6	2,170	2,176
Commercial and multi-family	-	-	-	-	1,269	1,269
Consumer and other	29	22	-	51	2,167	2,218

Total	$285	$22	$55	$362	$30,550	$30,912

June 30, 2018
Real estate
Residential	$271	$3	$65	$339	$24,788	$25,127
Home equity lines of credit	-	4	-	4	1,975	1,979
Commercial and multi-family	74	-	13	87	1,840	1,927
Consumer and other	12	34	-	46	2,809	2,855

Total	$357	$41	$78	$476	$31,412	$31,888

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The following tables present impaired loans as of and for the years ended June 30, 2019 and 2018:

	As of and for the year ended June 30, 2019
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
Residential	$540	$540	$-	$503	$-
Home equity lines of credit	5	5	-	10	-
Commercial and multi-family	-	-	-	64	-
Consumer and other	-	-	-	-	-

Loans with an allowance recorded:
Real estate
Residential	65	67	8	67	4
Home equity lines of credit	-	-	-	-	-
Commercial and multi-family	-	-	-	-	-
Consumer and other	-	-	-	-	-

Totals	$610	$612	$8	$644	$4

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The following table presents the Company’s nonaccrual loans at June 30, 2019 and 2018. The table excludes performing troubled debt restructurings.

	June 30,	June 30,
	2019	2018
	(In thousands)
Real estate
Residential	$540	$305
Home equity lines of credit	5	5
Commercial and multi-family	-	87
Consumer and other	-	-

Total nonaccrual	$545	$397

At June 30, 2019 and 2018, the Company had certain loans that were modified, in previous years, in troubled debt restructurings and impaired. The modification of terms of such loans included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate, or a permanent reduction of the recorded investment in the loan. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $64,000 and $69,000 at June 30, 2019 and 2018, respectively. Troubled debt restructured loans had specific allowances totaling $8,000 at June 30, 2019 and $7,000 at June 30, 2018. The Company had no commitments to lend additional funds on troubled debt restructured loans at June 30, 2019 and 2018.

The Company did not modify or identify any loans as troubled debt restructurings during the years ended June 30, 2019 and 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Note 4:        Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

Depreciation

	June 30,
	2019	2018
	(In thousands)
Land	$62	$62
Buildings and improvements	916	916
Furniture and equipment	346	335

	1,324	1,313
Less accumulated depreciation	948	891

Net premises and equipment	$376	$422

Depreciation expense for buildings and improvements was $30,000 and $29,000 for the years ending June 30, 2019 and 2018, respectively. Depreciation expense for furniture and equipment was $35,000 and $37,000 for the years ending June 30, 2019 and 2018, respectively.

Note 5:        Foreclosed Assets

The balance of other real estate owned was $131,000 at June 30, 2019. The balance of other real estate owned was $9,000 at June 30, 2018. We had loans in the process of foreclosure of $55,000 and $53,000 at June 30, 2019 and 2018, respectively.

Note 6:        Bank Owned Life Insurance

During the year ended June 30, 2018, the Bank invested in a whole life insurance contract on the life of the current executive officer who has provided positive consent allowing the Bank to be named beneficiary of this insurance contract. This policy is recorded at its cash surrender value. This contract is an insurance product of Great-West Life & Annuity. As of June 30, 2019, this policy has a stated aggregate death benefit of $2.5 million and aggregate cash surrender value of $793,000. As of June 30, 2018, this policy has a stated aggregate death benefit of $2.5 million and aggregate cash surrender value of $769,000.

The initial policy was funded by a premium payment of $750,000. Cash surrender value increases to the carrying amount of the policy is recognized as income of $24,000 and $19,000 for the years ended June 30, 2019 and 2018, respectively.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Note 7:        Time Deposits

The Company had three time deposits of $250,000 or more at June 30, 2019, the balances of which totaled $1.2 million, and one time deposit of $250,000 or more at June 30, 2018, the balance of which was $510,000.

At June 30, 2019, the scheduled maturities of time deposits were as follows:

June 30,
2019
(In thousands)
One year or less	$4,105
Over one year to two years	1,831
Over two years to three years	1,627
Over three years to four years	123
Over four years to five years	490
Thereafter	-

$8,176

Note 8:        Federal Home Loan Bank Advances

Federal Home Loan Bank advances consisted of the following components at June 30, 2019 and 2018:

	June 30,
	2019			2018
Stated Maturities	Balance	Interest rate	Weighted average rate	Balance	Interest rate	Weighted average rate
	(In thousands)			(In thousands)
One year or less	$1,500	2.61%	2.61%	$1,000	4.12%	4.12%
Over two years to three years	1,000	3.16%	3.16%	-	-	-

	$2,500	2.83%	2.83%	$1,000	4.12%	4.12%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

At June 30, 2019, the scheduled payments of advances were as follows:

June 30,
2019
(In thousands)
Payments due in fiscal years ending June 30,
2020	$1,500
2022	1,000

$2,500

The Company’s advances are at fixed and variable rates of interest. The advances are secured by a blanket pledge of the Company’s eligible mortgage loans, totaling $23.0 million at June 30, 2019, and the Company’s investment in FHLB stock. The advances are subject to restrictions or penalties in the event of prepayment.

In addition, the Company has lines of credit arrangements with the FHLB, the Federal Reserve Bank, and United Bankers Bank totaling $2.0 million, $197,000 and $3.8 million, respectively, at June 30, 2019. No borrowing was outstanding under these lines of credit at either June 30, 2019 or 2018. At June 30, 2019, the Company had the ability to borrow an additional $13.2 million of advances from the FHLB.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Note 9:	Income Taxes

Income tax benefit for the years ended June 30, 2019 and 2018 was as follows:

	Years Ended June 30,
	2019	2018
	(In thousands)
Federal - current	$-	$-
Federal - deferred	(43)	(227)

Total	$(43)	$(227)

A reconciliation of the federal income tax benefit at the statutory rate to the Company’s actual income tax expense for the years ended June 30, 2019 and 2018 is shown below:

	Years Ended June 30,
	2019	2018
	(In thousands)
Computed at statutory rate	$(43)	$(261)
Increase (decrease) resulting from:
Tax exempt income	(8)	(15)
Nondeductible expenses	3	1
Other	5	(9)
Effect of the Tax Act	-	57

Total income tax benefit	$(43)	$(227)

Effective tax rate	(21.3)%	(18.3)%

Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted. As a result, the adjustment of deferred taxes in the amount of $57,000, due to the reduction of the historical corporate income tax rate of 34% to the newly enacted corporate income tax rate of 21%, is required to be included in income from continuing operations.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The composition of the Company’s net deferred tax assets (liabilities) at June 30, 2019 and 2018 is as follows:

	June 30,
	2019	2018
	(In thousands)
Deferred tax assets
Allowance for loan losses	$53	$53
Charitable contributions carryforward	9	7
Net operating loss carry forward	436	395
Unrealized losses on available-for-sale securities	-	25

Total deferred tax assets	498	480

Deferred tax liabilities
Federal Home Loan Bank stock dividends	(129)	(129)
Book/tax depreciation differences	(12)	(14)
Cash versus accrual basis of accounting	(16)	(14)
Unrealized gains on available-for-sale securities	(7)	-

Total deferred tax liabilities	(164)	(157)

Net deferred tax assets	$334	$323

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

The Company’s net operating loss, as of June 30, 2019, of approximately $2.1 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending 2034.

In addition, the Company has charitable contribution carryovers of $44,000 that can be deducted against future taxable income. These carryover amounts begin to expire in the year ending 2020.

Retained earnings at both June 30, 2019 and 2018, includes approximately $909,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $234,000 and $191,000 at June 30, 2019 and 2018, respectively.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

As of June 30, 2019 and 2018, the Company had no unrecognized tax benefits or accrued interest and penalties recorded. The Company does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. The Company will record interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax and Ohio financial institutions tax. The Company is subject to tax in Ohio based on its net worth. The Company is no longer subject to examination by taxing authorities for fiscal years ended prior to June 30, 2017.

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

Management believes, as of June 30, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

As of June 30, 2019 and 2018, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier 1 capital, and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019
Total Capital
(to Risk-Weighted Assets)
Company	$7,916	27.4%	$2,314	8.0%	N/A	N/A
Bank	$7,545	26.1%	$2,314	8.0%	$2,892	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$7,662	26.5%	$1,735	6.0%	N/A	N/A
Bank	$7,291	25.2%	$1,735	6.0%	$2,314	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$7,662	26.5%	$1,301	4.5%	N/A	N/A
Bank	$7,291	25.2%	$1,301	4.5%	$1,880	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$7,662	14.7%	$2,090	4.0%	N/A	N/A
Bank	$7,291	14.0%	$2,090	4.0%	$2,612	5.0%

As of June 30, 2018
Total Capital
(to Risk-Weighted Assets)
Company	$8,634	37.0%	$1,868	8.0%	N/A	N/A
Bank	$7,849	33.6%	$1,868	8.0%	$2,335	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,401	6.0%	N/A	N/A
Bank	$7,596	32.5%	$1,401	6.0%	$1,868	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$8,381	35.9%	$1,051	4.5%	N/A	N/A
Bank	$7,596	32.5%	$1,051	4.5%	$1,517	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$8,381	16.4%	$2,047	4.0%	N/A	N/A
Bank	$7,596	14.8%	$2,047	4.0%	$2,559	5.0%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Note 11:	Related Party Transactions

At June 30, 2019 and 2018, the Company had loans outstanding to executive officers, directors and their affiliates (related parties), in the amount of approximately $15,000 and $22,000, respectively. During the year ended June 30, 2019, no loans were originated to related parties and principal repayments from related parties totaled $7,000.

At June 30, 2019 and 2018, the Company had deposits from certain officers, directors and other related interests totaling approximately $399,000 and $404,000, respectively.

Note 12:	Benefit Plans and Employment Agreement

Employment Agreement

The Bank entered into an employment agreement with the President and Chief Executive Officer, under which, upon consummation of the conversion, Community Savings Bancorp, Inc. acts as a guarantor. The employment agreement has an initial term of three years. Commencing as of January 1, 2018, and as of each subsequent January 1 thereafter, the board of directors may renew the agreement for an additional year so that the remaining term will again become three years. In addition to a base salary, the agreement provides for, among other things, participation in bonus programs and other benefit plans and arrangements applicable to executive and other employees. Additionally, the employment agreement provides for certain educational expenses incurred in an amount not to exceed $30,000. The Bank may terminate employment for cause at any time, in which event the Officer would have no right to receive compensation or other benefits for any period after his termination of employment. However, certain events resulting in the Officer’s termination or resignation entitle him to payments of severance benefits, such as a cash lump sum equal to the base salary and bonuses he would have earned for the remaining unexpired term of the employment agreement, as well as continual coverage of certain employee benefits for the remaining unexpired term of the employment agreement. The maximum potential amount of severance benefits that the Bank would be required to pay out in the event of the Officer’s termination or resignation cannot be determined at this time due to unknown factors related to future bonuses and employee benefits, however the minimum potential pay out based on the Officer’s base salary is estimated to be $360,000 at June 30, 2019.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Equity Incentive Plan

On February 19, 2018, the Board of Directors adopted the Community Savings Bancorp, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved by shareholders at the Company’s Annual Meeting held on February 19, 2018. The Equity Incentive Plan reserves for issuance 61,780 shares of the Company’s common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the Equity Incentive Plan pursuant to the exercise of stock options is 44,129 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 17,651 shares. As of June 30, 2019, 9,710 shares of restricted stock have been awarded.

	June 30,
	2019
	Shares	Weighted average market price
Non-vested	$-	$-
Granted	9,710	13.55
Vested	-	-
Non-vested	$9,710	$13.55

The Company recognized $11,000 in expense related to the Equity Incentive Plan during the fiscal year ended June 30, 2019. We anticipate expense of $45,000 for the fiscal years ending 2020 and 2021.

401(k) Profit Sharing Plan

The Company has a 401(k) Profit Sharing Plan covering substantially all employees. Employees attain eligibility in the 401(k) plan upon completing one year of service and being 21 years of age or older. Employees may contribute up to 15% of their compensation. After a Plan amendment effective January 1, 2017, the Company matches 100% of the first 3% and 50% of the next 3% contributed by the employee. Expense recognized in connection with the plan totaled approximately $13,000 and $12,000 for the years ended June 30, 2019 and 2018, respectively.

Pentegra DB Plan

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions Retirement Fund (the “Pentegra DB Plan”), a tax qualified multi-employer pension plan. The Pentegra DB Plan provides defined benefits to substantially all of the Company’s employees.

The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan number is 333. The Pentegra DB Plan operates a multi-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (“IRC”). There are no collective bargaining agreements in place which require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under IRC Section 413 (c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The funded status (fair value of the Pentegra DB Plan assets divided by the funding target) based on an actuarial valuation report was 132.0% and 95.5% as of June 30, 2019 and 2018, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company recognized $48,000 and $866,000 in pension expense for the years ended June 30, 2019 and 2018, respectively. The Company made $23,000 and $858,000 in contributions to the Pentegra DB Plan for the years ended June 30, 2019 and 2018, respectively. The Bank intends to withdraw as a participant from the Pension Plan. The actual cost to withdraw from the plan is primarily dependent on the value of the Pension Plan’s assets and interest rates at the time of termination.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Note 13:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion completed on January 10, 2017, 32,688 shares of common stock were purchased by the Community Savings Employee Stock Ownership Plan (ESOP) with a loan from Community Savings Bancorp, Inc., which will be repaid principally through Plan contributions and dividends payable on common stock held by the Plan over the anticipated 20-year term of the loan at the prime interest rate published in The Wall Street Journal adjusted the first day of each calendar year, 5.50% and 4.50% at June 30, 2019 and 2018, respectively. All employees of the Bank who have attained age 21 and have completed one year of service are eligible to participate in the ESOP. A year of service is generally a twelve-month period in which an employee works at least 1,000 hours. The purchased shares have been placed in an unallocated suspense account, and will be released from the suspense account on a pro-rata basis as the loan is repaid. The released shares will be allocated among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become vested in his or her account balance at a rate of 20% per year over a 5-year period. There were 1,634 shares released and allocated to ESOP plan participants during the years ended June 30, 2019 and 2018, respectively.

Under applicable accounting requirements, the Bank records a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account to the participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants will result in a corresponding reduction in earnings of the Company. ESOP expense for the years ended June 30, 2019 and 2018 was $22,000 and $22,000, respectively.

The stock price at the formation date was $10.00 per share. The aggregate fair value of the 29,420 unallocated shares was $399,000 based on the $13.55 per share closing price of our common stock on June 30, 2019.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

At June 30, 2019, the Company had outstanding commitments to originate loans aggregating approximately $252,000, comprised of fixed-rate and adjustable-rate loans with interest rates ranging from 5.00% to 7.25%. In addition, at June 30, 2019, the Company had commitments under undisbursed construction loans totaling $320,000 and commitments under home equity lines of credit totaling $1.8 million.

At June 30, 2018, the Company had outstanding commitments to originate loans aggregating approximately $126,000, comprised of fixed-rate loans, with interest rates ranging from 5.38% to 5.50%. In addition, at June 30, 2018, the Company had commitments under undisbursed construction loans totaling $538,000 and commitments under home equity lines of credit totaling $1.9 million.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,234	$-	$3,234	$-
Collateralized mortgage obligations of government sponsored entities - residential	171	-	171	-
State and political subdivisions
Taxable	257	-	257	-
Nontaxable	1,454	-	1,454	-

	$5,116	$-	$5,116	$-

June 30, 2018
Mortgage-backed securities of U.S. government sponsored entities - residential	$4,192	$-	$4,192	$-
Collateralized mortgage obligations of government sponsored entities - residential	214	-	214	-
State and political subdivisions
Taxable	813	-	813	-
Nontaxable	1,432	-	1,432	-

	$6,651	$-	$6,651	$-

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There were no assets classified within Level 3 of the fair value hierarchy measured on a recurring basis. There were no transfers between Level 1 and Level 2 during the years ended June 30, 2019 and 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at June 30, 2019 and 2018:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2019
Impaired loans
Real estate
1-4 family residential	$57	$-	$-	$57
Forclosed assets
Residential real estate	$131	$-	$-	$131

June 30, 2018
Impaired loans
Real estate
1-4 family residential	$62	$-	$-	$62
Foreclosed assets
Residential real estate	$9	$-	$-	$9

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

Years Ended June 30, 2019 and 2018

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
June 30, 2019
Impaired loans (collateral dependent) - residential real estate	$57	Sales comparison approach	Adjustments for selling cost and holding period	10%
Foreclosed assets - residential real estate	$131	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	13%

June 30, 2018
Impaired loans (collateral dependent) - residential real estate	$62	Sales comparison approach	Adjustments for selling cost and holding period	13%
Foreclosed assets - residential real estate	$9	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	52%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Fair Value of Financial Instruments

The following table presents the carrying amount and estimated fair values of the Company’s financial instruments not carried at fair value and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and 2018.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
June 30, 2019
Financial assets
Cash and cash equivalents	$2,843	$2,843	$-	$-	$2,843
Interest-earning time deposits	3,595	3,595	-	-	3,595
Restricted Stock	940	940	-	-	940
Loans, net	30,658	-	-	32,142	31,968
Loans held for sale	7,127	-	-	7,327	7,327
Accrued interest receivable	125	125	-	-	125
Bank owned life insurance	793	793	-	-	793
Financial liabilities
Deposits	41,751	33,574	-	8,135	41,709
Federal Home Loan Bank advances	2,500	-	-	2,527	2,527
Payments by borrowers for taxes and insurance	109	109	-	-	109
Accrued interest payable	1	1	-	-	1

June 30, 2018
Financial assets
Cash and cash equivalents	$4,304	$4,304	$-	$-	$4,304
Interest-earning time deposits	4,595	4,595	-	-	4,595
Restricted Stock	940	-	-	940	940
Loans, net	31,635	-	-	32,195	32,195
Accrued interest receivable	135	-	135	-	135
Bank owned life insurance	769	-	769	-	769
Financial liabilities
Deposits	40,399	32,473	7,682	-	40,155
Federal Home Loan Bank advances	1,000	-	1,008	-	1,008
Payments by borrowers for taxes and insurance	92	-	92	-	92
Accrued interest payable	1	1	-	-	1

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying consolidated balance sheets at amounts other than fair value.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Cash and Cash Equivalents

The carrying amount of cash and short-term instruments approximate fair value and are classified as Level 1.

Interest-earning Time Deposits

The carrying amount of interest-earning time deposits approximate fair value and are classified as Level 1.

Restricted Stock

Due to restrictions placed on their transferability, the FHLB and COCC stock are carried at cost, which approximates fair value based on redemption provisions resulting in a Level 1 classification.

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

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1 classification.

Bank Owned Life Insurance

The fair value of bank owned life insurance approximates the cash surrender value of policies, resulting in a level 1 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

Federal Home Loan Bank Advances

The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

Note 16:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended June 30, 2019 and 2018 are as follows:

	Year Ended June 30,
	2019	2018
	(In thousands)
Beginning balance	$(94)	$25

Net current period other comprehensive income (loss)	121	(114)

Reclassification of certain tax effects from accumulated other comprehensive income (loss)	-	(5)

Ending balance	$27	$(94)

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

Years Ended June 30, 2019 and 2018

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

Years Ended June 30, 2019 and 2018

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

Years Ended June 30, 2019 and 2018

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

FASB ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Receivables-Nonrefundable Fees and Other Costs. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2019-05, Financial Instruments – Credit Losses, Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

FASB ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

Note 18:	Subsequent Events

Since June 30, 2019, the Bank has entered into agreements with investors to purchase indirect auto loans. The first sales under these agreements were transacted on August 2, 2019. Since August 2, 2019, we have transferred $1.2 million in loans which were held on the balance sheet at June 30, 2019.

Note 19:	Condensed Financial Information – Parent Company Only

The following are condensed parent company only financial statements for Community Savings Bancorp, Inc. For the year ended June 30, 2019. The financial information reflected in the Condensed Statements of Operations and the Condensed Statements of Cash Flows is for the periods ending June 30, 2019 and June 30, 2018.

CONDENSED BALANCE SHEETS
(In thousands)
	June 30, 2019	June 30, 2018
Assets
Cash and due from banks (all from subsidiary)	$58	$505
ESOP interest receivable	8	-
Investment in subsidiary (equity basis)	7,319	7,504
ESOP loan receivable to subsidiary	304	315

Total assets	$7,689	$8,324

Liabilities and shareholders' equity

Total liabilities	$-	$37

Total shareholders' equity	7,689	8,287
Total liabilities and shareholders' equity	$7,689	$8,324

CONDENSED STATEMENTS OF OPERATIONS
(In thousands)
	For Year Ended	For Year Ended
	June 30, 2019	June 30, 2018
Total income	$22	$12
Total expense	$141	$288
Loss before income tax expense and equity in undistributed earnings of subsidiary	(119)	(276)
Income tax expense	-	-
Loss before equity in undistributed earnings of subsidiary	(119)	(276)
Equity in undistributed earnings loss of subsidiary	(40)	(738)
Net income loss	$(159)	$(1,014)

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements

Years Ended June 30, 2019 and 2018

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
	For Year Ended	For Year Ended
	June 30, 2019	June 30, 2018
Operating activities
Net income	$(159)	$(1,014)
Adjustments to reconcile net income by operating activities:
Equity in undistributed earnings	40	738
Equity awards	11	-
ESOP shares earned	22	22
Other, net	(67)	24
Net cash provided by (used in) operating activities	(153)	(230)

Investing activities
Investment in Community Savings	-	-
Net cash provided by investing activities	-	-

Financing activities
Stock buyback	(594)	-
Equity distribution from subsidiary	300	-
Net cash used for financing activities	(294)	-

Net cash decrease for period	(447)	(230)

Cash at beginning of period	505	735

Cash at end of period	$58	$505

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Savings Bancorp, Inc.

Date: September 27, 2019	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Alvin B. Parmiter	President, Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2019
Alvin B. Parmiter

/s/Sherman Crum	Controller (Principal Financial and	September 27, 2019
Sherman Crum	Accounting Officer)

/s/Michael Schott	Chairman of the Board	September 27, 2019
Michael Schott

/s/Brian Shanahan	Director	September 27, 2019
Brian Shanahan

/s/Dominic Crock	Director	September 27, 2019
Dominic Crock

/s/Scott Wright	Director	September 27, 2019
Scott Wright

EXHIBIT INDEX

3.1	Articles of Incorporation of Community Savings Bancorp, Inc.*

3.2	Bylaws of Community Savings Bancorp, Inc.*

4	Form of Common Stock Certificate of Community Savings Bancorp, Inc.*

10.1	Employment Agreement of Alvin B. Parmiter*

10.2	Executive life insurance bonus for Alvin B. Parmiter**

10.3	2018 Equity Incentive Plan***

21	Subsidiaries

23.1	Consent of Auditor
23.2	Consent of Auditor

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Controller and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	INS XBRL Instance

101	SCH XBRL Taxonomy Extension Schema

101	CAL XBRL Taxonomy Extension Calculation

101	DEF XBRL Taxonomy Extension Definition

101	LAB XBRL Taxonomy Extension Label

101	PRE XBRL Taxonomy Extension Presentation

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-213561), initially filed September 9, 2016.
**	Incorporated by reference to the Company’s current reports on Form 8-K filed on August 28, 2019.
***	Incorporated by reference to the Company’s definitive proxy statement filed on January 12, 2018.