Form 10-Q
period 2019-09-30
Community Savings Bancorp, Inc.
filed 2019-11-14
CIK 1682593

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes ☐                No  ☒

As of November 14, 2019, the latest practicable date, 408,739 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Community Savings Bancorp, Inc.

Part I – Financial Information

Item 1. Interim Financial Statements (Unaudited)

 Community Savings Bancorp, Inc.

Consolidated Balance Sheets

 (In thousands, except share data)

	September 30,	June 30,
	2019	2019
Assets
Cash and due from banks	$1,030	$1,768
Interest-earning demand deposits in other financial institutions	1,692	1,075

Cash and cash equivalents	2,722	2,843

Interest-earning time deposits in other financial institutions	3,350	3,595
Investment securities available-for-sale, at fair value	4,847	5,116
Restricted Stock	940	940
Loans held for sale	6,189	7,127
Loans	31,421	30,912
Less: allowance for loan losses	(251)	(254)
Loans, net	31,170	30,658
Premises and equipment, net	381	376
Foreclosed assets, net	131	131
Accrued interest receivable	101	125
Bank owned life insurance	799	793
Other assets	559	518

Total assets	$51,189	$52,222

Liabilities and Shareholders' Equity

Liabilities
Deposits
Demand	$10,614	$9,934
Savings and money market	21,950	23,641
Time	8,105	8,176

Total deposits	40,669	41,751

Federal Home Loan Bank advances	2,500	2,500
Payments by borrowers for taxes and insurance	177	109
Other liabilities	213	173

Total liabilities	43,559	44,533

Shareholders' Equity
Preferred stock - par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock - par value $0.01 per share, 50,000,000 shares authorized, 408,379 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	4	4
Additional paid in capital	2,870	2,859
Unearned employee stock ownership plan (ESOP) shares	(295)	(295)
Retained earnings	5,022	5,094
Accumulated other comprehensive income	29	27

Total shareholders' equity	7,630	7,689

Total liabilities and shareholders' equity	$51,189	$52,222

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Operations

  (In thousands, except share data)

	Three Months Ended September 30,
	2019	2018
Interest Income
Loans, including fees	$440	$377
Taxable securities	21	25
Tax exempt securities	10	10
Interest-earning deposits	37	51

Total interest income	508	463

Interest Expense
Deposits	40	30
Federal Home Loan Bank advances	18	10

Total interest expense	58	40

Net Interest Income	450	423

Provision for Loan Losses	5	-

Net Interest Income After Provision for Loan Losses	445	423

Noninterest Income
Service charges and fees	75	81
Gain on loans sold	13	-
Increase in cash surrender value-bank owned life insurance	6	6
Other operating	2	4

Total noninterest income	96	91

Noninterest Expense
Salaries, employee benefits and directors fees	245	212
Occupancy and equipment	28	34
Data processing	89	81
Correspondent bank service charges	67	55
Franchise taxes	16	18
FDIC insurance premiums	(9)	5
Professional services	81	84
Advertising	8	7
Office supplies	23	22
Other	86	52

Total noninterest expense	634	570

Loss Before Federal Income Tax Benefit	(93)	(55)

Federal Income Tax Benefit	(21)	(9)

Net loss	$(72)	$(46)

Loss per share - basic and diluted	$(0.19)	$(0.11)

Weighted-average shares outstanding - basic and diluted	370,735	410,236

See Notes to Consolidated Financial Statements (unaudited)

4

Community Savings Bancorp, Inc.

Consolidated Statements of Comprehensive Loss

 (In thousands)

	Three Months Ended September 30,
	2019	2018
Net loss	$(72)	$(46)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	$3	(25)

Tax effect	(1)	5

Total other comprehensive income (loss)	2	(20)

Comprehensive loss	$(70)	$(66)

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

 Consolidated Statements of Changes in Shareholders’ Equity

 (In thousands, except share data)

Three Months Ended September 30, 2019

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
Balance at July 1, 2019	$-	$4	$2,859	$(295)	$5,094	$27	$7,689

Net loss	-	-	-	-	(72)	-	(72)

Equity incentive shares vested	-	-	11	-	-	-	11

Other comprehensive income	-	-	-	-	-	2	2

Balance at September 30, 2019	$-	$4	$2,870	$(295)	$5,022	$29	$7,630

Three Months Ended September 30, 2018

						Accumulated
			Additional	Unearned		Other
	Preferred	Common	Paid in	ESOP	Retained	Comprehensive
	Stock	Stock	Capital	Shares	Earnings	Income (Loss)	Total
	(Unaudited)
Balance at July 1, 2018	$-	$4	$3,264	$(311)	$5,424	$(94)	$8,287

Net loss	-	-	-	-	(46)	-	(46)

Other comprehensive loss	-	-	-	-	-	(20)	(20)

Balance at September 30, 2018	$-	$4	$3,264	$(311)	$5,378	$(114)	$8,221

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Consolidated Statements of Cash Flows

 (In thousands)

	Three Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(72)	$(46)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15	17
Deferred income tax benefit	(21)	(35)
Amortization of premiums and discounts on securities, net	11	21
Provision for loan loss	5	-
Stock awards	11	-
Bank owned life insurance-cash surrender value	(6)	(6)
Originations of loans held for sale	(787)	(2,655)
Proceeds from sales and principal collected on loans held for sale	1,750	62
Gain on loans sold	(13)	-
Net changes in:
Accrued interest receivable	24	(6)
Other assets	(38)	60
Other liabilities	40	43

Net cash provided by (used in) operating activities	919	(2,545)

Cash Flows from Investing Activities
Maturities in interest-earning time deposits in other financial institutions	245	-
Principal repayments of available for sale mortgage-backed securities	261	399
Net loan (originations) repayment	(512)	365
Purchase of premises and equipment	(20)	(9)

Net cash (used in) provided by investing activities	(26)	755

Cash Flows from Financing Activities
Net change in deposits	(1,082)	(278)
Payments by borrowers for taxes and insurance	68	63

Net cash used in financing activities	(1,014)	(215)

Net Change in Cash and Cash Equivalents	(121)	(2,005)

Beginning Cash and Cash Equivalents	2,843	4,304

Ending Cash and Cash Equivalents	$2,722	$2,299

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest on deposits and borrowings	$59	$40

See Notes to Consolidated Financial Statements (unaudited)

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation

Community Savings Bancorp, Inc. (the “Company”), headquartered in Caldwell, Ohio, was formed to serve as the holding company for Community Savings (the “Bank”) as part of the Bank’s mutual-to-stock conversion. The conversion was effective January 10, 2017.  In the conversion and concurrent stock offering, the Company issued 441,290 shares at an offering price of $10.00 per share.

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2019 and the results of operations for the three months ended September 30, 2019 and 2018. Amounts have not been audited and the results of operations for the three months ended September 30, 2019, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The accompanying consolidated balance sheet as of June 30, 2019 has been derived from audited financial statements included in the Company’s Form 10-K. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company as of and for the year ended June 30, 2019 included in the Company’s Form 10-K.

In May 2014,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements and related disclosures as the Company's primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. See Note 7 for additional information related to the adoption of this standard. In January 2016, the FASB finalized ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 5 to the financial statements. The September 30, 2019 fair value of each class of financial instruments disclosure did utilize the exit price notion when measuring fair value and, therefore, may not be comparable to the June 30, 2019 disclosure.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on July 1, 2019. Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as the Company’s primary source of revenues are derived from interest and dividends on earned loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. See note 7 for additional information related to the adoption of this standard.

Principles of Consolidation

The consolidated financial statements as of and for the periods ended September 30, 2019, include Community Savings Bancorp, Inc. and its wholly-owned subsidiary, Community Savings (the “Bank”), together referred to as the “Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 2:	Securities

The amortized cost and fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale Securities:
September 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,954	$29	$(5)	$2,978
Collateralized mortgage obligations of government sponsored entities - residential	157	2	-	159
State and political subdivisions
Taxable	254	2	-	256
Nontaxable	1,445	9	-	1,454

	$4,810	$42	$(5)	$4,847

June 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,210	$38	$(14)	$3,234
Collateralized mortgage obligations of government sponsored entities - residential	169	2	-	171
State and political subdivisions
Taxable	256	1	-	257
Nontaxable	1,447	7	-	1,454

	$5,082	$48	$(14)	$5,116

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Amortized	Fair
	Cost	Value
	(In thousands)
Five to ten years	$286	$287
Beyond ten years	1,413	1,423

	1,699	1,710
Mortgage-backed securities of U.S. government sponsored entities - residential	2,954	2,978
Collateralized mortgage obligations of government sponsored entities- residential	157	159

Totals	$4,810	$4,847

The Company had no sales of investment securities during the three-month periods ended September 30, 2019 and 2018.

The Company had pledged $1.4 million and $1.3 million of its investment securities at September 30, 2019 and June 30, 2019, respectively, to secure public deposits.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table shows the Company’s gross unrealized losses in investments and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and June 30, 2019:

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2019
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$-	$-	$966	$(5)	$966	$(5)

	$-	$-	$966	$(5)	$966	$(5)
June 30, 2019
Available-for-sale Securities:
Mortgage-backed securities of U.S. government sponsored entities - residential	$-	$-	$1,212	$(14)	$1,212	$(14)

	$-	$-	$1,212	$(14)	$1,212	$(14)

Other-than-temporary Impairment

At September 30, 2019 and June 30, 2019, the decline in fair value of the Company’s investment securities available-for-sale is attributable to changes in interest rates and not credit quality. At September 30, 2019 there were a total of three securities in a loss position. At June 30, 2019 there were a total of four securities in a loss position. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before recovery of their amortized cost basis, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 3:	Loans and Allowance for Loan Losses

Loans at September 30, 2019 and June 30, 2019 include:

	September 30,	June 30,
	2019	2019
	(In thousands)
Real estate
Residential	$25,767	$25,249
Home equity lines of credit	2,386	2,176
Commercial and multi-family	1,178	1,269
Consumer and other	2,090	2,218

Total loans	31,421	30,912

Allowance for loan losses	(251)	(254)

Net loans	$31,170	$30,658

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2019 and the loans by impairment method as of September 30, 2019:

	September 30, 2019
	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance, July 1, 2019	$173	$14	$6	$13	$48	$254
Provision for loan losses	(6)	2	-	2	7	5
Charge-offs	-	-	-	(8)	-	(8)
Recoveries	-	-	-	-	-	-

Balance, September 30, 2019	$167	$16	$6	$7	$55	$251

Allowance for loan losses:
Ending balance, individually evaluated for impairment	$11	$-	$-	$-	$-	$11

Ending balance, collectively evaluated for impairment	$156	$16	$6	$7	$55	$240

Loans:
Ending balance	$25,767	$2,386	$1,178	$2,090		$31,421

Ending balance; individually evaluated for impairment	$691	$5	$-	$-		$696

Ending balance; collectively evaluated for impairment	$25,076	$2,381	$1,178	$2,090		$30,725

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the activity in the allowance for loan losses for the three and nine months ended September 30, 2018:

	September 30, 2018
	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2018
Allowance for loan losses:
Balance, July 1, 2018	$171	$13	$10	$23	$36	$253
Provision for loan losses	(13)	-	-	24	(11)	-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Balance, September 30, 2018	$158	$13	$10	$47	$25	$253

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents, by portfolio segment, the allowance for loan losses, the recorded investment in loans and impairment method as of June 30, 2019:

	June 30, 2019
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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2019 and June 30, 2019. There were no loans classified as doubtful or loss for the periods presented.

	Real Estate
			Commercial
		Home Equity	and Multi-	Consumer
	Residential	Lines of Credit	Family	and Other	Total
September 30, 2019	(In thousands)
Pass	$24,824	$2,381	$1,178	$2,090	$30,473
Special mention	-	-	-	-	-
Substandard	943	5	-	-	948

Total	$25,767	$2,386	$1,178	$2,090	$31,421

June 30, 2019
Pass	$24,391	$2,171	$1,269	$2,218	$30,049
Special mention	-	-	-	-	-
Substandard	858	5	-	-	863

Total	$25,249	$2,176	$1,269	$2,218	$30,912

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and June 30, 2019:

			90 Days and
	30-59 Days	60-89 Days	Greater	Total		Total Loans
	Past Due	Past Due	Past Due	Past Due	Current	Receivable
	(In thousands)
September 30, 2019
Real estate
Residential	$272	$-	$55	$327	$25,440	$25,767
Home equity lines of credit	12	15	-	27	2,359	2,386
Commercial and multi-family	-	-	-	-	1,178	1,178
Consumer and other	30	40	-	70	2,020	2,090

Total	$314	$55	$55	$424	$30,997	$31,421

June 30, 2019
Real estate
Residential	$250	$-	$55	$305	$24,944	$25,249
Home equity lines of credit	6	-	-	6	2,170	2,176
Commercial and multi-family	-	-	-	-	1,269	1,269
Consumer and other	29	22	-	51	2,167	2,218

Total	$285	$22	$55	$362	$30,550	$30,912

A loan is considered impaired when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming loans, but also include loans modified in troubled debt restructurings.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of and for the three months ended September 30, 2019:

				For the Three Months Ended
	As of September 30, 2019			September 30, 2019
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
Residential	$627	$627	$-	$629	$-
Home equity lines of credit	5	5	-	5	-

Loans with an allowance recorded:
Real estate
Residential	64	66	11	66	1
Home equity lines of credit	-	-	-	-	-

Totals	$696	$698	$11	$700	$1

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents impaired loan information as of June 30, 2019 and for the three months ended September 30, 2018:

				For the Three Months Ended
	As of June 30, 2019			September 30, 2018
		Unpaid	Allowance for Loan	Average	Interest
	Recorded Investment	Principal Balance	Losses Allocated	Recorded Investment	Income Recognized
	(In thousands)
Loans with no related allowance recorded:
Real estate
Residential	$540	$540	$-	$328	$-
Home equity lines of credit	5	5	-	5	-
Commercial and multi-family	-	-	-	85	-

Loans with an allowance recorded:
Real estate
Residential	65	67	8	71	1
Home equity lines of credit	-	-	-	-	-

Totals	$610	$612	$8	$489	$1

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The following table presents the Company’s nonaccrual loans at September 30, 2019 and June 30, 2019. The table excludes performing troubled debt restructurings.

	September 30,	June 30,
	2019	2019
	(In thousands)
Real estate
Residential	$627	$540
Home equity lines of credit	5	5

Total nonaccrual	$632	$545

No loans were modified as troubled debt restructurings during the three months ended September 30, 2019 or 2018. The Company had loans modified, in previous years, in a troubled debt restructuring totaling $63,000 and $64,000 at September 30, 2019 and June 30, 2019, respectively. Troubled debt restructured loans had specific allowances totaling $11,000 and $8,000 at September 30, 2019 and June 30, 2019, respectively. At September 30, 2019, the Company had no commitments to lend additional funds to borrowers with troubled debt restructured loans.

The Company had no troubled debt restructurings modified in the 12 months prior to September 30, 2019 or 2018 that subsequently defaulted during the three-month periods ended September 30, 2019 or 2018. A troubled debt restructured loan is considered to be in payment default once it is 30 days contractually past due under the loan’s modified terms.

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

Management believes, as of September 30, 2019 and June 30, 2019, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of September 30, 2019 and June 30, 2019, the most recent notification categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total capital, Tier I capital, common equity Tier I capital and leverage capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019
Total Capital
(to Risk-Weighted Assets)
Company	$7,843	27.9%	$2,246	8.0%	N/A	N/A
Bank	$7,512	26.8%	$2,246	8.0%	$2,807	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$7,592	27.0%	$1,684	6.0%	N/A	N/A
Bank	$7,261	25.9%	$1,684	6.0%	$2,246	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$7,592	27.1%	$1,263	4.5%	N/A	N/A
Bank	$7,261	25.9%	$1,263	4.5%	$1,825	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$7,592	14.5%	$2,090	4.0%	N/A	N/A
Bank	$7,261	13.9%	$2,090	4.0%	$2,612	5.0%

As of June 30, 2019
Total Capital
(to Risk-Weighted Assets)
Company	$7,916	27.4%	$2,314	8.0%	N/A	N/A
Bank	$7,545	26.1%	$2,314	8.0%	$2,892	10.0%

Tier I Capital
(to Risk-Weighted Assets)
Company	$7,662	26.5%	$1,735	6.0%	N/A	N/A
Bank	$7,291	25.2%	$1,735	6.0%	$2,314	8.0%

Common Equity Tier I Capital
(to Risk-Weighted Assets)
Company	$7,662	26.5%	$1,301	4.5%	N/A	N/A
Bank	$7,291	25.2%	$1,301	4.5%	$1,880	6.5%

Leverage Capital
(to Adjusted Average Total Assets)
Company	$7,662	14.7%	$2,090	4.0%	N/A	N/A
Bank	$7,291	14.0%	$2,090	4.0%	$2,612	5.0%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 5:	Disclosures about Fair Value of Assets and Liabilities

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Recurring Measurements

The following table presents the fair value measurement of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$2,978	$-	$2,978	$-
Collateralized mortgage obligations of government sponsored entities - residential	159	-	159	-
State and political subdivisions
Taxable	256	-	256	-
Nontaxable	1,454	-	1,454	-

	$4,847	$-	$4,847	$-

June 30, 2019
Mortgage-backed securities of U.S. government sponsored entities - residential	$3,234	$-	$3,234	$-
Collateralized mortgage obligations of government sponsored entities - residential	171	-	171	-
State and political subdivisions
Taxable	257	-	257	-
Nontaxable	1,454	-	1,454	-

	$5,116	$-	$5,116	$-

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

Nonrecurring Measurements

The following table presents fair value measurements of assets measured at fair value on a non-recurring basis and the level within the fair value hierarchy in which fair value measurements fall at September 30, 2019 and June 30, 2019:

		Fair Value Measurement Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2019
Impaired loans
Real estate
1-4 family residential	$53	$-	$-	$53
Forclosed assets
Residential real estate	$131	$-	$-	$131

June 30, 2019
Impaired loans
Real estate
1-4 family residential	$57	$-	$-	$57
Foreclosed assets
Residential real estate	$131	$-	$-	$131

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

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in nonrecurring Level 3 fair value measurements:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(In thousands)
September 30, 2019
Impaired loans (collateral dependent) - residential real estate	$53	Sales comparison approach	Adjustments for selling cost and holding period	10%
Foreclosed assets - residential real estate	$131	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	13%

June 30, 2019
Impaired loans (collateral dependent) - residential real estate	$57	Sales comparison approach	Adjustments for selling cost and holding period	10%
Foreclosed assets - residential real estate	$131	Sales comparison approach	Adjustments for selling cost and discount for time since appraisal	13%

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Fair Value of Financial Instruments

The following table presents the carrying amount and fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and June 30, 2019.

		Fair Value Measurement Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(In thousands)
September 30, 2019
Financial assets
Cash and cash equivalents	$2,722	$2,722	$-	$-	$2,722
Interest-earning time deposits	3,350	3,350	-	-	3,350
Restricted Stock	940	940	-	-	940
Loans, net	31,170	-	-	32,628	32,628
Loans held for sale	6,189	-	-	6,469	6,469
Accrued interest receivable	101	101	-	-	101
Bank owned life insurance	799	799	-	-	799
Financial liabilities
Deposits	40,669	32,564	-	8,093	40,657
Federal Home Loan Bank advances	2,500	-	-	2,527	2,527
Payments by borrowers for taxes and insurance	134	134	-	-	134
Accrued interest payable	-	-	-	-	-

June 30, 2019
Financial assets
Cash and cash equivalents	$2,843	$2,843	$-	$-	$2,843
Interest-earning time deposits	3,595	3,595	-	-	3,595
Restricted Stock	940	940	-	-	940
Loans, net	30,658	-	-	32,142	32,142
Loans held for sale	7,127	-	-	7,327	7,327
Accrued interest receivable	125	125	-	-	125
Bank owned life insurance	793	793	-	-	793
Financial liabilities
Deposits	41,751	33,574	-	8,135	41,709
Federal Home Loan Bank advances	2,500	-	-	2,527	2,527
Payments by borrowers for taxes and insurance	109	109	-	-	109
Accrued interest payable	1	1	-	-	1

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 6:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
	(In thousands)
Beginning balance	$27	$(94)

Net current period other comprehensive income (loss)	2	(20)

Ending balance	$29	$(114)

There were no material items reclassified from accumulated other comprehensive income (loss) to the consolidated statement of operations for the three months ended September 30, 2019 and 2018.

Note 7:	Revenue Recognition

ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. Effective January 1, 2018 the Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 85 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, brokerage fees, service charges on deposit accounts, other service income, ATM fees, interchange fees, and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

Note 8:	Recent Accounting Pronouncements

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). Effective January 1, 2018 the Company has elected to apply the standard utilizing the modified retrospective approach with a cumulative effect of adoption for the impact from uncompleted contracts at the date of adoption. The adoption of this guidance did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustments were recorded.

Management determined that the primary sources of revenue emanating from interest and dividend income on loans and securities along with noninterest revenue resulting from investment security gains, loan servicing, gains on the sale of loans, commitment fees, fees from financial guarantees, certain credit cards fees, and income on bank-owned life insurance are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 88 percent of the total revenue of the Company. Services within the scope of ASC 606 include income from fiduciary activities, brokerage fees, service charges on deposit accounts, other service income, ATM fees, interchange fees, and gain on sale of OREO, net. For these accounts, fees are related to specific customer transactions are attributable to specific performance obligations of the Bank where the revenue is recognized at a defined point in time, completion of the requested service/transaction.

FASB ASU 2015-14, Revenue from Contracts with Customers In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company has adopted this new accounting Update.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted this new accounting Update.

FASB ASU 2016-02, Leases. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise. For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2016-08, Revenue from Contracts with Customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

FASB ASU 2016-10, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

FASB ASU 2016-12, Revenue from Contracts with Customers. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

FASB ASU 2017-04, Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs. In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivative and Hedging. In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt ‒ Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2017-12, Derivatives and Hedging. In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2018-03, Technical Corrections and Improvements to Financial Instruments ‒ Overall. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments ‒ Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01. (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820. (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place. (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities. (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging ‒ Embedded Derivatives, or 825-10, Financial Instruments ‒ Overall. (5)

Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates. (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services ‒ Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity’s entire population of equity securities for which the measurement alternative is elected. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2018-07, Compensation – Stock Compensation. In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), which simplified the accounting for nonemployee share-based payment transactions. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update improve the following areas of nonemployee share-based payment accounting: (a) the overall measurement objective, (b) the measurement date, (c) awards with performance conditions, (d) classification reassessment of certain equity-classified awards, (e) calculated value (nonpublic entities only), and (f) intrinsic value (nonpublic entities only). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2018-11, Leases (Topic 842): Targeted Improvements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases. In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements. The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software. In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). This Update addresses customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This Update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The amendments in this Update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. On October 16, 2019, the FASB voted to defer the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November.  This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2018-16, Derivatives and Hedging. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815). The amendments in this Update permit use of the Overnight Index Swap (OIS) rate based on the Secured Overnight Financing Rate (SOFR) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. For public business entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities that already have adopted the amendments in Update 2017-12, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period upon issuance of this Update if an entity already has adopted Update 2017-12. This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments ‒ Credit Losses. In November, 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments ‒ Credit Losses, which amended the effective date of ASU 2016-13 for entities other than public business entities (PBEs), by requiring non-PBEs to adopt the standard for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Therefore, the revised effective dates of ASU 2016-13 for PBEs that are SEC filers will be fiscal years beginning after December 15, 2019, including interim periods within those years, PBEs other than SEC filers will be for fiscal years beginning after December 15, 2020, including interim periods within those years, and all other entities (non-PBEs) will be for fiscal years beginning after December 15, 2021, including interim periods within those years.

The ASU also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Rather, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The effective date and transition requirements for ASU 2018-19 are the same as those in ASU 2016-13, as amended by ASU 2018-19. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2018-20, Leases. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), which addressed implementation questions arising from stakeholders in regard to ASU 2016-02, Leases. Specifically addressed in this Update were issues related to 1) sales taxes and other similar taxes collected from lessees, 2) certain lessor costs, and 3) recognition of variable payments for contracts with lease and nonlease components. The amendments in this Update affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Update 2016-02 (for example, January 1, 2019, for calendar-year-end public business entities). This Update is not expected to have a significant impact on the Company’s financial statements.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

FASB ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2019-05, Financial Instruments – Credit Losses. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  The final ASU is expected to be issued in mid-November. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

Note 9:	Loss Per Share

Basic loss per share (“LPS”) is calculated by dividing net loss applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (the “ESOP”) are shown as a reduction in shareholders’ equity and are excluded from weighted-average common shares outstanding for basic and diluted LPS calculations until they are committed to be released.

Loss per share for the three months ended September 30, 2019 was $(0.19), calculated using 408,739 average shares outstanding less 29,420 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2019. Loss per share for the three months ended September 30, 2018 was $(0.11), calculated using 441,290 shares issued, less 31,054 unallocated shares held by the ESOP. The Company had no dilutive or potentially dilutive securities at September 30, 2018.

Community Savings Bancorp, Inc.

Notes to Consolidated Financial Statements (unaudited)

Note 10:	Employee Stock Ownership Plan (ESOP)

As part of the Company’s stock conversion, shares were purchased by the ESOP with a loan from Community Savings Bancorp, Inc. All employees of the Bank meeting certain tenure requirements are entitled to participate in the ESOP. Compensation expense related to the ESOP was $6,000 for the three months ended September 30, 2019. Compensation expense related to the ESOP was $6,000 for the three months ended September 30, 2018.

The stock price at the formation date was $10.00. The aggregate fair value of the 29,420 unallocated shares was $425,119 based on the $14.45 closing price of our common stock on September 30, 2019.

Note 11:	Equity Incentive Plan

On February 19, 2018, the Board of Directors adopted the Community Savings Bancorp, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”), which was approved by shareholders at the Company’s Annual Meeting held on February 19, 2018. The Equity Incentive Plan reserves for issuance 61,780 shares of the Company’s common stock pursuant to grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the Equity Incentive Plan pursuant to the exercise of stock options is 44,129 shares, and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 17,651 shares. As of September 30, 2019, 9,710 shares of restricted stock have been awarded. The Company recognized $11,000 in expense related to the Equity Incentive Plan during the quarter ended September 30, 2019.

	September 30,
	2019
	Shares	Weighted average market price
Non-vested	$-	$-
Granted	9,710	13.30
Vested	-	-
Non-vested	$9,710	$13.30

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition at September 30, 2019 and results of operations for the three months ended September 30, 2019 and 2018, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total Assets. Total assets decreased $1.0 million, or 2.0%, to $51.2 million at September 30, 2019 from $52.2 million at June 30, 2019. The decrease was due primarily to a decrease of $938,000 in loans held for sale, a decrease of $269,000 in investment securities available-for-sale, and a decrease of $245,000 in interest-earning time deposits in other institutions, partially offset by an increase in net loans of $512,000.

Cash and Cash Equivalents. Cash and cash equivalents decreased $121,000, or 4.3%, to $2.7 million at September 30, 2019 from $2.8 million at June 30, 2019. The decrease in cash and cash equivalents was due primarily to a $1.1 million decrease in deposits, partially offset by a $938,000 decrease in loans held for sale.

Investment Securities available-for-sale. Investment securities available-for-sale decreased $269,000, or 5.3%, to $4.8 million at September 30, 2019 from $5.1 million at June 30, 2019. The decrease in investment securities available-for-sale was primarily due to principal repayments on mortgage-backed securities totaling $261,000.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Loans. Net loans increased $512,000, or 1.7%, to $31.1 million at September 30, 2019 from $30.7 million at June 30, 2019. The increase in net loans was due primarily to an increase of $518,000, or 2.1%, in one- to four-family residential loans to $25.8 million at September 30, 2019 from $25.2 million at June 30, 2019. Loans originated during the three months ended September 30, 2019 totaled $1.3 million, of which $1.1 million were one- to four-family residential loans and $146,000 were consumer and other loans.

Loans Held for Sale. Loans held for sale decreased $938,000, or 13.2%, to $6.2 million at September 30, 2019 from $7.1 million at June 30, 2019. Loans held for sale originated during the three months ended September 30, 2019 totaled $780,000. The substantial decrease in loans held for sale was due to sales of loans held for sale of $1.3 million during the three months ended September 30, 2019.

Deposits. Deposits decreased $1.1 million, or 2.6%, to $40.7 million at September 30, 2019 from $41.8 million at June 30, 2019. The decrease resulted primarily from a $1.7 million, or 7.2%, decrease in savings and money market accounts, and a decrease in time deposits of $71,000, or 0.9%, partially offset by an increase in demand deposits of $680,000, or 6.9%.

Bank Owned Life Insurance. Cash surrender value of Bank Owned Life Insurance increased $6,000, or 0.8%, to $799,000 at September 30, 2019 from $793,000 at June 30, 2019.

FHLB Advances. FHLB advances totaled $2.5 million at September 30, 2019 and June 30, 2019.

Shareholders’ Equity. Shareholders’ equity decreased $59,000, or 0.8%, to $7.6 million at September 30, 2019 from $7.7 million at June 30, 2019. The decrease was due primarily to a net loss of $72,000 during the three months ended September 30, 2019, partially offset by an increase in additional paid in capital of $11,000, and an increase in accumulated other comprehensive income of $2,000 during the period.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2019 and 2018

General. For the three months ended September 30, 2019, we had a net loss of $72,000 compared to a net loss of $46,000 for the three months ended September 30, 2018, a decrease in income of $26,000. The decrease in income resulted primarily from an increase of $64,000 in noninterest expense, and an increase of $5,000 in provision for loan loss, partially offset by an increase of $27,000 in net interest income, an increase in federal income tax benefits of $12,000, and an increase of $5,000 in noninterest income

Average Balance Sheets. The following table sets forth average balance sheets, average yields and costs, and certain other information for the three-month periods ended September 30, 2019 and 2018. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of net deferred costs, discounts and premiums that are accreted to interest income.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$32,559	$440	5.41%	$32,560	$377	4.63%
Investment securities	4,986	31	2.49%	6,515	35	2.15%
Other interest-earning assets (1)	11,856	37	1.24%	7,769	51	2.62%
Total interest-earning assets	49,401	508	4.11%	46,844	463	3.96%
Noninterest-earning assets	2,774			4,143
Allowance for loan losses	(253)			(253)
Total assets	$51,922			$50,734

Interest-bearing liabilities:
Demand accounts	$2,767	1	0.14%	$2,288	1	0.17%
Savings and money market accounts	22,897	15	0.26%	22,446	15	0.27%
Certificates of deposit	8,088	24	1.19%	7,630	14	0.73%
Total deposits	33,752	40	0.47%	32,364	30	0.37%
FHLB advances	2,500	18	2.88%	1,000	10	4.00%
Total interest-bearing liabilities	36,252	58	0.64%	33,364	40	0.48%
Noninterest-bearing liabilities	8,018			9,107
Total liabilities	44,270			42,471
Equity	7,652			8,263
Total liabilities and equity	$51,922			$50,734

Net interest income		$450			$423
Net interest rate spread (2)			3.47%			3.48%
Net interest-earning assets (3)	$13,149			$13,480
Net interest margin (4)			3.65%			3.62%
Average interest-earning assets
to interest-bearing liabilities	136.27%			140.40%

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

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Income. Interest income increased $45,000, or 9.7%, to $508,000 for the three months ended September 30, 2019 from $463,000 for the three months ended September 30, 2018. The increase resulted primarily from a $63,000 increase in loan interest income. The average balance of loans receivable was $32.6 million during the three months ended September 30, 2019 and 2018, while the average yield on loans increased 78 basis points to 5.41% during the three months ended September 30, 2019 from 4.63% during the year earlier period, reflecting higher market interest rates. The average balance of investment securities decreased $1.5 million, or 23.5%, to $5.0 million during the three months ended September 30, 2019 from $6.5 million during the three months ended September 30, 2018, which was partially offset by an increase in the average yield on investment securities of 34 basis points to 2.49% for the 2019 period from 2.15% for the 2018 period.

Interest Expense. Interest expense increased $18,000, or 45.0%, to $58,000 for the three months ended September 30, 2019 from $40,000 for the three months ended September 30, 2018. Interest expense on deposits increased $10,000, or 33.3%, to $40,000 for the three months ended September 30, 2019 from $30,000 for the three months ended September 30, 2018. The average cost of deposits was 0.47% for the three months ended September 30, 2019, compared to 0.37% for the three months ended September 30, 2018, an increase of 10 basis points. There was an increase in average total deposits of $1.4 million, or 4.3%, to $33.8 million for the three months ended September 30, 2019, compared to $32.4 million for the three months ended September 30, 2018. Interest expense on borrowings increased $8,000, or 80.0%, to $18,000 for the three months ended September 30, 2019 from $10,000 for the three months ended September 30, 2018. The average balance of FHLB advances increased $1.5 million to $2.5 million for the three months ended September 30, 2019 from $1.0 million for the three months ended September 30, 2018, while the average cost of these advances decreased 112 basis points to 2.88% from 4.00% period-to-period.

Net Interest Income. Net interest income increased $27,000, or 6.4%, to $450,000 for the three months ended September 30, 2019 from $423,000 for the three months ended September 30, 2018. Our net interest rate spread decreased to 3.47% for the three months ended September 30, 2019 from 3.48% for the three months ended September 30, 2018, and our net interest margin increased to 3.65% for the three months ended September 30, 2019 from 3.62% for the comparable three-month period in 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses,” we recorded a provision for loan losses of $5,000 for the three months ended September 30, 2019, while we recorded no provision for loan losses for the three months ended September 30, 2018. The allowance for loan losses was $251,000, or 0.80% of total loans at September 30, 2019, compared to $253,000, or 0.74% of total loans at September 30, 2018. Total nonperforming loans were $633,000 at September 30, 2019, compared to $429,000 at September 30, 2018. Classified (substandard, doubtful and loss) loans were $948,000 at September 30, 2019, compared to $842,000 at September 30, 2018, and total loans past due greater than 30 days were $424,000 and $806,000 at September 30, 2019 and 2018, respectively. The Bank had $8,000 in charge offs during the three months ended September 30, 2019 and no net charge-offs during the three months ended September 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 39.7% at September 30, 2019 compared to 59.0% at September 30, 2018.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2019 and 2018. At the onset of the indirect automobile lending financing program, two qualitative risk factors were increased in order to ensure sufficient allocation of risk related to the new program.  Even with this increase in estimated risk, the calculations show a sufficient level of reserve for potential loan losses.  Presently, the reserve is in excess of the calculated estimate. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations.

Noninterest Income. Noninterest income increased $5,000, or 5.5%, to $96,000 for the three months ended September 30, 2019 from $91,000 for the three months ended September 30, 2018. The increase was due primarily to an increase of $13,000 in gain on loans sold, partially offset by a decrease of $6,000 in service charges and fees, and decrease of $2,000 in other operating income in the period ended September 30, 2019.

Noninterest Expense. Noninterest expense increased $64,000, or 11.2%, to $634,000 for the three months ended September 30, 2019 compared to $570,000 for the three months ended September 30, 2018. Other expense increased $34,000, or 65.4%, due to a one-time $17,000 customer fraud claim, a $7,000 increase in loan expense, a $6,000 increase in real estate owned expense, and a $5,000 in education expense. Salaries and benefits increased $33,000, or 15.6%. The increase in salaries and benefits resulted from expense associated with a new executive life insurance bonus plan and an increase in payroll expense.

Federal Income Taxes. We recognized a federal income tax benefit of $21,000 for the three months ended September 30, 2019, compared to tax benefit of $9,000 during the three months ended September 30, 2018, an increase in benefit of $12,000.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $962,000 and $(2.5 million) for the three months ended September 30, 2019 and 2018, respectively. The change in cash flows resulted primarily from a decrease of $1.9 million in originations of loans held for sale, and an increase of $1.3 million in proceeds from the sales of loans held for sale during the three months ended September 30, 2019 as compared to the period a year earlier. Net cash (used in) provided by investing activities was $(26,000) and $755,000 for the three months ended September 30, 2019 and 2018, respectively. Cash used in financing activities was $1.1 million and $215,000 for the three months ended September 30, 2019 and 2018, respectively. The change is largely due to a net decrease in deposits of $804,000, period-to-period.

Community Savings Bancorp, Inc.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Community Savings is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2019, Community Savings exceeded all regulatory capital requirements and was categorized as “well-capitalized” under regulatory guidelines.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. At September 30, 2019, we had no outstanding commitments to originate loans, we had commitments under undisbursed construction loans of $460,000 and commitments under home equity lines of credit of $1.5 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments.

Certificates of deposit that are scheduled to mature in less than one year from September 30, 2019 totaled $4.3 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB-Cincinnati advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2019, we were not involved in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	There were no sales of unregistered securities during the period covered by this report.

	(b)	Not applicable.

	(c)	On November 15, 2018, the Board of Directors authorized a stock repurchase program pursuant to which the Company may repurchase 45,000 shares, or approximately 10.2%, of its outstanding common stock as of September 30, 2018.

The following table presents for the periods indicated a summary of the purchases made by or on behalf of the company of shares of its common stock.

				Total Maximum Number
			Total Number of	of Shares That May
	Total		Shares Purchased as	Yet Be Purchased As
	Number of	Average Price	Part of Publicly	Part of Publicly
	Shares	Paid	Announced Plans or	Announced Plans or
Period	Purchased	per Share	Programs	Programs
July 1 through July 31, 2019	-	$-	-	2,739

August 1 through August 31, 2019	-	-	-	2,739

September 1 through September 30, 2019	-	$-	-	2,739

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.1 (File No. 333-213561))

3.2	Bylaws of Community Savings Bancorp, Inc. (incorporated by reference to Registrant’s Form S-1 filed on September 9, 2016, Exhibit 3.2 (File No. 333-213561))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Principal Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Community Savings Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Savings Bancorp, Inc.

Date:	November 14, 2019	By:	/s/Alvin B. Parmiter
Alvin B. Parmiter
President and Chief Executive Officer

Date:	November 14, 2019	By:	/s/Sherman E. Crum
Sherman E. Crum
Controller and Principal Financial Officer

